Form 10-Q
period 2008-09-30
Enox Biopharma Inc
filed 2008-12-12
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission File Number 000-53486


                              ENOX BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-0477124
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

                                 27 Havradim St.
                          Yehud-Monosson 56275, Israel
               (Address of principal executive offices)(Zip code)

                             Tel: + 972 (54) 5724643
                             Fax: +1 (888) 224-7259
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer has 11,056,560 shares of common stock outstanding as of December 11, 2008.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

Item 1.    Financial Statements                                                3

           Balance Sheets as of September 30, 2008 and December 31, 2007       3

           Statements of Operations for the Three Months and Nine Months
           Ended September 30, 2008 and 2007, and Cumulative from Inception    4

           Statements of Stockholders' Equity for the Period from Inception
           through September 30, 2008                                          5

           Statements of Cash Flows for the Nine Months Ended
           September 30, 2008 and 2007, and Cumulative from Inception          6

           Notes to Financial Statements September 30, 2008                    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         16

Item 4/4T. Controls and Procedures                                            17

PART II. Other Information:

Item 1.    Legal Proceedings                                                  17

Item 1A.   Risk Factors                                                       17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits                                                           18

Signatures                                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                                                                       September 30,        December 31,
                                                                           2008                2007
                                                                         ---------           ---------
                                                                        (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 105,057           $ 143,399
  Prepaid expenses                                                          14,000                  --
                                                                         ---------           ---------

      Total current assets                                                 119,057             143,399

OTHER ASSETS:
  Patent pending                                                             7,800                  --
  Property and equipment, net                                                1,868               1,432
                                                                         ---------           ---------

      Total other assets                                                     9,668               1,432
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 128,725           $ 144,831
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $  10,872           $      --
                                                                         ---------           ---------

      Total current liabilities                                             10,872                  --

Loans from related parties - directors and stockholders                         --                 100
                                                                         ---------           ---------

TOTAL LIABILITIES                                                           10,872                 100
                                                                         ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                               --                  --
  Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 11,056,560 and 10,569,227 shares issued
   and outstanding, respectively                                             1,106               1,057
  Warrants                                                                 212,632             152,769
  Additional paid-in capital                                               152,828              81,740
  (Deficit) accumulated during the development stage                      (248,713)            (90,835)
                                                                         ---------           ---------

      Total stockholders' equity                                           117,853             144,731
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 128,725           $ 144,831
                                                                         =========           =========

               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007) THROUGH SEPTEMBER 30, 2008
                                   (Unaudited)

                                           Three Months     Three Months      Nine Months        Period          Cumulative
                                              Ended            Ended            Ended            Ended         From Inception
                                           September 30,    September 30,    September 30,    September 30,      (June 28,
                                               2008             2007             2008             2007             2007)
                                            -----------      -----------      -----------      -----------      -----------
                                            (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES                                    $        --      $        --      $        --      $        --      $        --
                                            -----------      -----------      -----------      -----------      -----------
EXPENSES:
  Depreciation and amortization                     226               --              677               --            1,383
  General and administrative                     12,190            2,672           25,108            2,672           29,703
  Professional fees                              15,500            1,000           20,638            1,000           38,498 *
  Organization costs                                 --               --               --              683              683
  Research and development                       31,500           24,500          111,455           24,500          178,455 *
                                            -----------      -----------      -----------      -----------      -----------

Total general and administrative expenses        59,416           28,172          157,878           28,855          248,722
                                            -----------      -----------      -----------      -----------      -----------

(LOSS) FROM OPERATIONS                          (59,416)         (28,172)        (157,878)         (28,855)        (248,722)

OTHER INCOME (EXPENSE)
Interest income                                      --               --               --               --                9
                                            -----------      -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                      (59,416)         (28,172)        (157,878)         (28,855)        (248,713)

PROVISION FOR INCOME TAXES                           --               --               --               --               --
                                            -----------      -----------      -----------      -----------      -----------

NET (LOSS)                                  $   (59,416)     $   (28,172)     $  (157,878)     $   (28,855)     $  (248,713)
                                            ===========      ===========      ===========      ===========      ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share -
   Basic and Diluted                        $     (0.01)     $     (0.00)     $     (0.01)     $     (0.00)
                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED       10,972,173        6,750,000       10,704,523        6,750,000
                                            ===========      ===========      ===========      ===========

----------
* Reclassified, see note 11

               The accompanying notes to financial statements are
                     an integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 (Deficit)
                                                                                                Accumulated
                                                 Common Stock      Additional                   During the
                                            -------------------      Paid-in                    Development
                                            Shares       Amount      Capital       Warrants        Stage         Totals
                                            ------       ------      -------       --------        -----         ------
BALANCE - JUNE 28, 2007                          --     $    --     $      --     $      --     $       --      $      --

Common stock issued for cash              6,750,000         675             8            --             --            683

Common stock and warrants issued for
cash                                      3,819,227         382        81,732       152,769             --        234,883

Net (loss) for the period                        --          --            --            --        (90,835)       (90,835)
                                         ----------     -------     ---------     ---------     ----------      ---------

BALANCE - DECEMBER 31, 2007 (AUDITED)    10,569,227     $ 1,057     $  81,740     $ 152,769     $  (90,835)     $ 144,731

Common stock and warrants issued for
cash                                        487,333          49        71,088        59,863             --        131,000

Net (loss) for the period                        --          --            --            --       (157,878)      (157,878)
                                         ----------     -------     ---------     ---------     ----------      ---------

BALANCE - SEPTEMBER 30, 2008
(UNAUDITED)                              11,056,560     $ 1,106     $ 152,828     $ 212,632     $ (248,713)     $ 117,853
                                         ==========     =======     =========     =========     ==========      =========

               The accompanying notes to financial statements are
                      an integral part of these statements

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007,
                  AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
                           THROUGH SEPTEMBER 30, 2008
                                   (UNAUDITED)

                                                                  Nine Months           Period             Cumulative
                                                                    Ended               Ended            From Inception
                                                                 September 30,       September 30,         (June 28,
                                                                     2008                2007                2007)
                                                                   ---------           ---------           ---------
                                                                  (Unaudited)         (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
  Net (loss)                                                       $(157,878)          $ (28,855)          $(248,713)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Depreciation and amortization                                       677                  --               1,383
  Changes in net assets and liabilities-
     Prepaid expenses                                                (14,000)                 --             (14,000)
     Accounts payable and accrued liabilites                          10,871                  --              10,871
                                                                   ---------           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                               (160,330)            (28,855)           (250,459)
                                                                   ---------           ---------           ---------
INVESTING ACTIVITIES:
  Patent pending costs                                                (7,800)                 --              (7,800)
  Purchase of property and equipment                                  (1,112)             (1,678)             (3,250)
                                                                   ---------           ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                 (8,912)             (1,678)            (11,050)
                                                                   ---------           ---------           ---------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                              131,000                 683             366,566
  Stock subscribed                                                        --             128,627                  --
  Loans from related parties - directors and stockholders               (100)                100                  --
                                                                   ---------           ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            130,900             129,410             366,566
                                                                   ---------           ---------           ---------

NET (DECREASE) INCREASE IN CASH                                      (38,342)             98,877             105,057

CASH - BEGINNING OF PERIOD                                           143,399                  --                  --
                                                                   ---------           ---------           ---------

CASH - END OF PERIOD                                               $ 105,057           $  98,877           $ 105,057
                                                                   =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                         $      --           $      --           $      --
                                                                   =========           =========           =========
  Income taxes                                                     $      --           $      --           $      --
                                                                   =========           =========           =========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Enox Biopharma, Inc. (the "Company" or "Enox") was incorporated under the laws of the State of Nevada on June 28, 2007. The business plan of the Company is to develop a unique treatment for acute ear infections in children. The Company has identified a medical device with unique drug-eluting technology suitable for the treatment of acute and antibiotic-resistant ear infections in children, and has filed one United States provisional patent application and one United States utility patent application to protect the Company's technology. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On October 27, 2008, the Company filed a Registration Statement on Form S-1 (File No. 333-154763) (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register for resale by certain selling stockholders named therein up to 4,306,560 of its outstanding shares of common stock and up to 4,793,893 shares of common stock issuable upon exercise of warrants such selling stockholders own. The Company will not receive any of the proceeds from the sale of such shares by the selling stockholders, although the Company may receive proceeds of up to $1,123,312 if all of the warrants are exercised. The Registration Statement was declared effective by the SEC on October 31, 2008.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from licensing, selling, research and development, and royalty activities. Revenues will be recognized by major categories under the following policies:

     1. For licensing activities, revenue from such agreements will be realized over the term and under the conditions of each license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.
     2. For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of each agreement. Advance payments for the use of technology for which further services are to be provided, or fees received on the signing of research agreements, are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.
     3. For royalty activities, revenues will be realized once performance requirements of the Company have been completed and collection is reasonably assured.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

PATENT AND INTELLECTUAL PROPERTY

The Company capitalizes the costs associated with obtaining a patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of the Company's financial instruments approximated fair value due to their short-term nature and maturity.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the periods ended September 30, 2008 and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) GOING CONCERN

The Company is currently in the development stage. While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a product and sale of its planned product, technology, or services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company were insufficient to meet its planned business objectives. These and other

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) PATENT PENDING

On April 9, 2008, the Company filed a provisional patent application with the U.S. Patent Office. The historical cost of filing for the provisional patent has been capitalized by the Company, and amounted to $7,800 as of September 30, 2008. The provisional patent automatically expires twelve months after the day of filing. If the Company files a non-provisional patent and the patent is granted to the Company, the historical cost of the patent will be amortized over its useful life, which is estimated to be 20 years.

The Company filed a US utility patent on September 19, 2008 with respect to the provisional patent #60/974,228 (2007).

(4) PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of September 30, 2008:

        Cost:
          Office and computer equipment                          $3,250

        Less: Accumulated depreciation and amortization           1,382
                                                                 ------

        Property and Equipment, net                              $1,868
                                                                 ======

The Company depreciates all of its property and equipment on a straight line basis over 3 years.

(5) COMMON STOCK

On June 28, 2007 (inception), the Company issued 6,750,000 shares of its common stock for cash of $683, of which 6,350,000 shares were issued to directors of the Company.

On December 28, 2007, the Company sold an aggregate of 3,819,227 units of the Company's securities, at a price of $0.0615 per unit for aggregate gross proceeds of approximately $234,883. Each unit consisted of one share of the Company's common stock, and one warrant, entitling the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.20 per share for a period of two years from the date the unit was purchased, or until December 28, 2009.

On July 15, 2008, the Company sold 304,000 units of its securities for aggregate gross proceeds of approximately $76,000. Each unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

On July 20, 2008, the Company sold 183,333 units of its securities for aggregate gross proceeds of approximately $55,000. Each unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

On October 27, 2008, the Company filed a Registration Statement on Form S-1 (File No. 333-154763) (the "Registration Statement") with the SEC to register for resale by certain selling stockholders named therein up to 4,306,560 of its

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


outstanding shares of common stock and up to 4,793,893 shares of common stock issuable upon exercise of warrants such selling stockholders own. The Company will not receive any of the proceeds from the sale of such shares by the selling stockholders, although the Company may receive proceeds of up to $1,123,312 if all of the warrants are exercised. The Registration Statement was declared effective by the SEC on October 31, 2008.

(6) STOCK PURCHASE WARRANTS

On December 28, 2007, the Company sold an aggregate of 3,819,227 units of the Company's securities, at a price of $0.0615 per unit for aggregate gross proceeds of approximately $234,883. Each unit consisted of one share of the Company's common stock, and one warrant, entitling the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.20 per share for a period of two years from the date the unit was purchased, or until December 28, 2009. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, and risk-free interest rate of 3.94%.

On July 15, 2008, the Company sold 304,000 units of its securities for aggregate gross proceeds of approximately $76,000. Each unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

On July 20, 2008, the Company sold 183,333 units of its securities for aggregate gross proceeds of approximately $55,000. Each unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

A summary of the Company's outstanding stock purchase warrants as of September 30, 2008 is presented below:

                          Exercise price
       Warrants             per share            Remaining contractual life
       --------             ---------            --------------------------
      3,819,227               $0.20                      1.25 years
        304,000               $0.30                      10 months
        304,000               $0.40                  1 year, 10 months
        183,333               $0.35                      10 months
        183,333               $0.45                  1 year, 10 months
      ---------
      4,793.893
      =========

(7) INCOME TAXES

The provisions (benefit) for income taxes for the period ended September 30, 2008 and December 31, 2007 were as follows (using a 23% effective Federal and state income tax rate):

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


                                               2008               2007
                                             --------           --------
      Current Tax Provision:
      Federal-
      Taxable income                         $     --           $     --
                                             --------           --------

      Total current tax provision            $     --           $     --
                                             ========           ========

      Deferred Tax Provision:
      Federal-
      Loss carryforwards                     $ 36,312           $ 20,892
      Change in valuation allowance           (36,312)           (20,892)
                                             --------           --------

      Total deferred tax provision           $     --           $     --
                                             ========           ========

The Company had deferred income tax assets as of September 30, 2008 and December 31, 2007, as follows:

                                               2008               2007
                                             --------           --------

      Loss carryforwards                     $ 57,204           $ 20,892
      Less - Valuation allowance              (57,204)           (20,892)
                                             --------           --------

      Total net deferred tax assets          $     --           $     --
                                             ========           ========

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $248,713 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8) RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's President provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 28, 2007 (inception), the Company issued 6,350,000 shares of its common stock to its directors for cash of $635.

Since June 28, 2007 (inception) to September 30, 2008, the Company paid $48,303 to its President and Director, Prof. Yossef Av-Gay, for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007 which the Company entered into with Prof. Yossef Av-Gay.

Since June 28, 2007 (inception) to September 30, 2008, the Company paid to its director, Dr. David Greenberg, $14,000 for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007 which into with Dr. Greenberg.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


(9) COMMITMENTS

On August 1, 2008, the Company extended a consulting agreement dated August 1, 2007 with Dr. David Greenberg, one of the Company's directors, for an extended term of twelve months, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment of consulting fees in the amount of $1,000 per month. The specific services to be provided by the consultant include speaking on the Company's behalf to potential investors, collaborators, and partners.

On September 1, 2008, the Company extended a consulting agreement dated September 1, 2007 with 0794658 B.C Ltd., a company owned by Prof. Av-Gay, the Company's President, CEO and director, which had an initial term of twelve months, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment by the Company of consulting fees in the amount of $3,000 per month. The specific services to be provided by the consultant include: managing the Company's activities and operations, providing microbiology and biochemistry expertise, speaking on the Company's behalf to potential investors, collaborators, and partners, and filing patents with the US Patent and Trademark Office. Upon expiration of the initial term, the consulting agreement was automatically renewed, and will continue to be automatically renewable for additional successive 90-day periods each unless notice of non-renewal by either party is given pursuant to the terms of the agreement.

On April 1, 2008, the Company entered into a sponsored research agreement with Boston Medical Center for an initial term of nine months, pursuant to which the Boston Medical Center agreed to provide the Company with a research program in connection with the Company's product development. Under the Agreement, the Company agreed to pay to Boston Medical Center $66,658 for the term of the research program.

On September 15, 2008, the Company extended and amended the service agreement dated September 15, 2007 with the University of British Columbia, for a term of one year, pursuant to which the University of British Columbia agreed to provide the Company with research services in connection with the Company's product development. Under the agreement, the Company agreed to pay to University of British Columbia $50,000 for the term of the agreement.

On September 1, 2008, the Company extended a consulting agreement dated September 1, 2007 with NRD Solutions, for an additional term of twelve months, for a fee of $12,000, pursuant to which the consultant agreed to provide the Company with an evaluation of the Company's tympanostomy tube device, provide an expert opinion on the company devices and technologies, and speak on the Company's behalf to potential investors, collaborators and partners.

On January 7, 2008, the Company entered into a Transfer Agent Agreement with Holladay Stock Transfer ("Holladay Stock Transfer"). Holladay Stock Transfer will act as the Company's transfer agent and registrar. Under the Agreement, the Company agreed to pay to Holladay Stock Transfer an initial setup fee of $450 and a minimum annual fee amounting to $400 plus transaction fees.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities; and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


instruments selected for fair value measurement at the time of implementation. The Company's management is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) clearly identify and present both the parent's and the noncontrolling's interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent's ownership interest while the parent retains its controlling financial interest in subsidiary, and to similarly account for similar transactions; (d) measure any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The Company's management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires all of the following:

     * Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
     * Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     * Disclosure of information about credit-risk-related contingent features; and
     * Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company's management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than to the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2008


     b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

     c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

     d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company's management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations; and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The Company's management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(11) RECLASSIFICATIONS

Certain reclassifications have been made to the cumulative from inception financial information to conform to the 2008 presentation. These reclassifications include a reclassification of $67,000 to research and development that were previously reported as consulting fees at December 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Enox Biopharma, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business, Strategy, And Industry" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-154763), which was declared effective on October 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Enox Biopharma, Inc. (referred to in this Quarterly Report as "Enox", "us", "we" and "our") was incorporated on June 28, 2007 in the State of Nevada. We are a development stage medical device company, and to date have not earned any revenue and currently do not have any significant assets. Our corporate offices are located at 27 Havradim St., Yehud-Monosson, 56275, Israel. Our telephone number is + 972 (54) 5724643 and our fax number is (888) 224-7259. We do not have any subsidiaries. We have a website at www.enoxbiopharma.com, however, the information contained on our website does not form part of this quarterly report.

We are developing a unique drug eluting technology for preventing microbial infections. We utilize non-antibiotic compounds that kill a wide range of pathogens, including bacteria, viruses and fungi. In light of increasing difficulties in treating multi-drug resistant infections, we believe that our technology offers innovative solutions that avoid antibiotic resistance concerns while preventing infections in out- patient and in-patient environments. The Enox technology platform is being integrated with a number of medical devices that are used for different clinical indications.

Our technology and intellectual property is currently secured by one US provisional application and one US utility patent application which we filed with the US Patent and Trademark Office.

During the third quarter of 2008 we have completed the studies required for completion of our ear tubes patent. We have designed a method for production of ear tubes which are capable of preventing biofilm formation. We performed in vitro efficacy studies which, we believe, demonstrates that Enox's tubes are more effective in terms of prevention of bacterial colonization compared to commercially available tubes. The data from this set of experiments were incorporated into our US utility patent that was filed on September 19, 2008 with respect to provisional patent #60/974,228 (2007).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

During the three months ended September 30, 2008, we incurred operating expenses of $59,416, an increase of $31,244 or approximately 111% from the period ended September 30, 2007. Operating expenses increased during the period ended September 30, 2008 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * research and development costs of $31,500, which increased from $24,500 during the same period in the prior fiscal year, an increase of approximately 29%, due to an overall increase in consulting fees;

     * $15,500 in professional fees related to accounting, consulting and legal services, which increased by $14,500, from $1,000 as a result of activities related to becoming a reporting company with the SEC;
     * general and administrative fees of $12,190, which is an increase of 356% from $2,672 during the quarter ended September 30, 2007; and
     * depreciation and amortization expenses of $226 during the period ended September 30, 2008, which increased from $0 during the quarter ended September 30, 2007, relating to computer equipment that was purchased subsequent to the period ended September 30, 2007.

NET LOSS

We incurred a net loss of $59,416 for the three months ended September 30, 2008, compared to a net loss of $28,172 for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2007

During the nine months ended September 30, 2008, we incurred operating expenses of $157,878. As the Company was incorporated on June 28, 2007, there is no comparable nine-month period in the prior fiscal year. However, the expenses during the nine months ended September 30, 2008 represents a significant increase from the expenses incurred during the period from inception to September 30, 2007, which were $28,855. Expenses during the nine months ended September 30, 2008 include $111,455 of research and development costs, $25,108 in general and administrative fees, $20,638 of professional fees related to accounting, consulting and legal expenses, $677 of depreciation and amortization expenses. These expenses increased overall during the nine months ended September 30, 2008 from the period from inception through September 30, 2007 due to an overall increase in our activity and increased expenses as a result of being a reporting company.

NET LOSS

We incurred a net loss of $157,878 for the nine months ended September 30, 2008, compared to a net loss of $28,855 for the period from June 28, 2007 (inception) to September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2008, we had cash of $105,057, representing a net decrease in cash of $38,342 since December 31, 2007.

Cash generated by financing activities during the nine months ended September 30, 2008 amounted to $130,900 resulting from the sale of units of shares of our common stock and warrants in private placements during July 2008. Cash used in operating activities amounted to $160,330 for the nine months ended September 30, 2008, represented by a net loss of $157,878 plus an increase in prepaid expenses from December 2007 of $14,000, and offset by accounts payable and accrued liabilities of $10,871 and depreciation and amortization of $677.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the first quarter of 2009, provided we do not have any unanticipated expenses. If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable, if at all any shortfall will effect our ability to expand or even continue our operations. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2008, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1) On July 15, 2008, the Company sold an aggregate of 304,000 units of the Company's securities (the "July 15, 2008 Private Placement"), at a price of $0.25 per unit for aggregate gross proceeds of $76,000. Each unit consisted of
(a) one share of the Company's common stock, and (b) two warrants, of which:

     (i) one warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.30 per share for a period of one year, or until July 15, 2009, and
     (ii) one warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.40 per share for a period of two years, or until July 15, 2010.

This was an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the purchasers were not U.S. persons, as the term is defined under Regulation S, and the sales of the Company's units were made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by the Company, any distributor, any of the Company's respective affiliates, or any person acting on behalf of any of the foregoing.

2) On July 20, 2008, the Company sold an aggregate of 183,333 units of the Company's securities (the "July 20, 2008 Private Placement"), at a price of $0.30 per unit for aggregate gross proceeds of $55,000. Each unit consisted of
(a) one share of the Company's common stock, and (b) two warrants, of which:

     (i) one warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.35 per share for a period of one year, or until July 20, 2009, and
     (ii) one warrant entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $0.45 per share for a period of two years, or until July 20, 2010.

This was an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the purchasers were not U.S. persons, as the term is defined under Regulation S, and the sales of the Company's units were made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by the Company, any distributor, any of the Company's respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                                  Description
------                                  -----------
  3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  3.2 Bylaws (incorporated by reference to Exhibit 3.2 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.1     Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.2 Form of Subscription Agreement related to the July 15, 2008 private placement (incorporated by reference to Exhibit 4.3 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.3 Form of Subscription Agreement related to the July 20, 2008 private placement (incorporated by reference to Exhibit 4.4 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.4 Specimen common stock purchase warrant issued in connection with the July 15, 2008 private placement and the July 20, 2008 private placement (incorporated by reference to Exhibit 4.5 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.1 Consulting Agreement dated September 1, 2007 between Enox Biopharma, Inc. and 0794658 B.C. Ltd. (incorporated by reference to Exhibit 10.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.2 Consulting Agreement dated August 1, 2007 between Enox Biopharma, Inc. and Dr. David Greenberg (incorporated by reference to Exhibit 10.2 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.3 Consulting Agreement dated September 1, 2007 between Enox Biopharma, Inc. and NRD Solutions (incorporated by reference to Exhibit 10.3 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENOX BIOPHARMA, INC.
                                    (the Registrant)


Date: December 11, 2008             By: /s/ Prof. Yossef Av-Gay
                                        ----------------------------------------
                                    Name:  Prof. Yossef Av-Gay
                                    Title: President and Chief Executive Officer
                                           (principal executive officer)


Date: December 11, 2008             By: /s/ Razi Mizrahi
                                        ----------------------------------------
                                    Name:  Razi Mizrahi
                                    Title: Secretary and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
  3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  3.2 Bylaws (incorporated by reference to Exhibit 3.2 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.1     Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.2 Form of Subscription Agreement related to the July 15, 2008 private placement (incorporated by reference to Exhibit 4.3 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.3 Form of Subscription Agreement related to the July 20, 2008 private placement (incorporated by reference to Exhibit 4.4 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
  4.4 Specimen common stock purchase warrant issued in connection with the July 15, 2008 private placement and the July 20, 2008 private placement (incorporated by reference to Exhibit 4.5 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.1 Consulting Agreement dated September 1, 2007 between Enox Biopharma, Inc. and 0794658 B.C. Ltd. (incorporated by reference to Exhibit 10.1 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.2 Consulting Agreement dated August 1, 2007 between Enox Biopharma, Inc. and Dr. David Greenberg (incorporated by reference to Exhibit 10.2 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 10.3 Consulting Agreement dated September 1, 2007 between Enox Biopharma, Inc. and NRD Solutions (incorporated by reference to Exhibit 10.3 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).
 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.