Form 10-K
period 2008-12-31
Enox Biopharma Inc
filed 2009-03-19
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-53486

                              Enox Biopharma, Inc.
                (Name of registrant as specified in its charter)

           Nevada                                                26-0477124
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

  3849 West 13th Avenue, Vancouver BC                             V6R 2S9
(Address of principal executive offices)                         (Zip Code)

                               Tel: (604) 637-9744
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2008, approximately 3,819,227 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $234,883 based on the price at which the common stock was last sold (i.e, $0.0615). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 19, 2009, there were 11,199,417 shares of our common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

[The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-154763) which was declared effective on October 31, 2008.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Enox Biopharma Inc. The term "fiscal year" refers to our fiscal year ending December
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I

Item 1.      Business                                                         1
Item 1A.     Risk Factors                                                     4
Item 1B.     Unresolved Staff Comments                                        4
Item 2.      Properties                                                       5
Item 3.      Legal Proceedings                                                5
Item 4.      Submission of Matters to a Vote of Security Holders              5

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                5
Item 6.      Selected Financial Data                                          6
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      10
Item 8.      Financial Statements and Supplementary Data                     11
Item 9.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        24
Item 9A[T].  Controls and Procedures                                         24
Item 9B.     Other Information                                               24

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance         24
Item 11.     Executive Compensation                                          26
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      28
Item 13.     Certain Relationships and Related Transactions, and
             Director Independence                                           29
Item 14.     Principal Accounting Fees and Services                          30

PART IV

Item 15      Exhibits, Financial Statement Schedules                         31

SIGNATURES                                                                   32

                                     PART 1

ITEM 1. BUSINESS.

                                CORPORATE HISTORY

We were incorporated on June 28, 2007 in the State of Nevada. We are a development stage medical device company, and to date have not earned any revenue and currently do not have any significant assets. We have never declared bankruptcy or been in receivership, and have never been involved in any legal action or proceedings. Since our incorporation, we have not made any significant purchase or sale of assets, nor have we been involved in any merger, acquisition or consolidation.

Neither Enox Biopharma, nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

                              OUR CURRENT BUSINESS

We are developing a unique drug eluting technology for preventing microbial infections associated with certain medical devices. We utilize non-antibiotic compounds that kill a wide range of pathogens. In light of the increasing difficulties associated with treating multi-drug resistant infections, our patented technology offers innovative solutions that avoid antibiotic resistance concerns while preventing hospital-l and community-acquired infections. A wide range of indwelling medical devices is being used on a daily basis to provide critical care to millions of patients. These devices include various catheters, tubes and blood lines that provide access to deliver life-saving drugs, fluids and gases, as well as remove unwanted substances from the body. While the use of such devices is vital for patients' care, the actual insertion creates a point of entry for microbes and is often associated with high rates of infection. We are developing antimicrobial coatings for urinary catheters, endotracheal tubes and ear tubes. We believe these products address well-defined market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.

OUR PRODUCTS

URINARY CATHETERS

Catheter-associated urinary tract infection ("CAUTI") occurs as a result of the presence of a catheter in the urinary tract to drain urine from the body. CAUTI is the most common hospital-acquired infection representing 40% of all institutionally-acquired infections. When a urinary catheter is left in place for long periods of time, bacteria will start growing in it and will form a biofilm. This problem is especially severe for patients requiring chronic catheterization. Despite adherence to strict anti-infective guidelines, bacterial biofilm develops on 100% of urinary catheters that stay inserted for over 7 days. Bacterial infection develops in up to 35% of patients requiring urinary catheter for more than 7 days, with daily risk rising by 5%. CAUTIs add $500-$1000 in direct costs of acute hospitalization and are the largest contributors to antibiotic resistant pathogens.

EAR TUBES/TYMPANOSTOMY TUBES

Small plastic tubes are inserted to treat chronic cases of middle ear infections. Middle ear infection in children is one of the most common illnesses requiring a doctor's visit in the developed world, with total expenditures estimated at $5.3B in the U.S. alone. Antibiotic treatment and increasing resistance to commonly used antibiotic drugs result in clinical failure in up to a third of cases, which usually require surgical intervention followed by the insertion of ear tubes. Our technology enhances the adaptation of the tube to middle ear and prevents reoccurring bacterial and viral infections. We believe our technology is a safe alternative to antibiotics and as such prevents occurrence of antibiotic resistant strains. Our natural and non-antibiotic technology enables the tubes to act as bacterial and viral repellants. Thus, our tympanostomy tubes do not get blocked. As a result, recalcitrant middle ear infections are prevented, saving the costs associated with repeated physicians visits, treatments and hospitalizations.

Further, in our management's opinion, the decreasing effectiveness of antibiotics has become a worldwide concern. It is generally acknowledged that the increase in drug-resistant bacteria is in large measure a byproduct of inappropriate prescription of antibiotics. Antibiotic resistance occurs when mutant bacteria are selected out by antibiotic use. These mutant bacteria are not eradicated by standard antibiotics. We believe that our technology is and will be a safe alternative to antibiotics and as such prevent occurrence of antibiotic resistant strains. We expect that our natural and non-antibiotic technology will enable the tympanostomy tubes to act as bacterial and viral repellants.

THE MARKET

We are developing multiple products based on our core technology. We believe these products address defined market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.

Urinary Catheters -        Catheter-associated urinary tract infections
                           represent over 40% of all hospital-acquired infections and are the main contributors to increasing rates of antibiotic resistance. 35% of patients requiring catheters for more than 7 days develop urinary tract infections. According to the US
                           Centers for Disease Control and Prevention, worldwide sales of urinary catheters exceed $800 million annually, and the current anti-microbial coated urinary catheter market is estimated at $175 million, projected to grow to $500 million by 2012.
Ear Tubes/Tympanostomy
Tubes -                    Middle ear infection in children is one of the most
                           common illnesses requiring a doctor's visit in the developed world, with total expenditures estimated at $5.3 billion in the U.S. alone. Antibiotic treatment and increasing resistance to commonly used antibiotic drugs result in clinical failure in up to a third of cases, which usually require surgical intervention followed by the insertion of ear tubes. In the U.S.
                           and Europe over 4 million ear tubes are inserted annually.

COMPETITION

The biotechnology and pharmaceutical industries are highly competitive. Numerous entities in the US and elsewhere compete with our efforts to commercialize our technology. Our competitors include pharmaceutical, biomedical, biotechnology and diagnostic companies, academic and research institutions and governmental and other publicly and privately funded research agencies. These include Heinz Kurz GmbH, a medical device manufacturer, which we believe is a direct competitor as it manufacturers and sells a drug-eluting product similar to ours, and Invotec International, Inc., a supplier of medical supplies and surgical devices, including drug-eluting products similar to ours. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our drug-eluting technology. Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing, marketing, sales, distribution and service than we have, and they may offer broader product lines and services and have greater name recognition that we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

INTELLECTUAL PROPERTY

PATENT APPLICATION

We have secured our technology and intellectual property by filing two US provisional applications and one US utility patent application with the US Patent and Trademark Office on September 21, 2007 (US provisional applications serial # 60/974,228 (2007)), April 9, 2008 ((US provisional applications serial #61/043,639 (2008)), and September 19, 2008 (US utility patent filed with respect to provisional patent # 60/974,228 (2007)).

DOMAIN NAME

We own and operate the following registered internet domain name:
www.enoxbiopharma.com and have launched our website, however, the information contained on our website does not form part of this Annual Report.

ACTIVITIES DURING THE YEAR ENDED DECEMBER 31, 2008

During the fiscal year ended December 31, 2008 we completed the studies required for completion of our ear tubes patent, and designed a method for production of ear tubes which are capable of preventing biofilm formation. We performed in vitro efficacy studies which, we believe, demonstrates that Enox's tubes are more effective in terms of prevention of bacterial colonization compared to commercially available tubes. The data from this set of experiments were incorporated into our US utility patent that was filed on September 19, 2008 with respect to provisional patent #60/974,228 (2007).

FUTURE PLANS

We envision developing a number of product lines that will incorporate our platform technology for drug-eluting medical devices. These include endotracheal tubes, drainage tubes, central venous lines and other devices associated with high rates of infection.

GOVERNMENTAL REGULATION

Our research and development activities and the manufacturing and marketing of our proposed medical device are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our products will be ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish the safety and efficacy of the types of products and technologies our Company is currently developing. Governments in other countries have similar requirements for testing and marketing.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and development activities.

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors, or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

FDA APPROVAL

The FDA sets out guidelines for clinical trials which are conducted to obtain FDA approval. Clinical trials are required to find effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

Most clinical trials in the United States must be approved and monitored by an Institutional Review Board, or IRB, to make sure the risks of the trial are as low as possible and are worth any potential benefits. All institutions that conduct or support biomedical research are required by federal regulation to have an IRB that initially approves and periodically reviews the research.

Upon successful completion of a clinical trial validation study, an application based on the results of the clinical trial is submitted for FDA approval. Upon receipt of FDA approval, the medical product is ready for commercialization.

In the United States, clearance or approval to commercially distribute new medical devices or products is received from the FDA through clearance of a 510(k) pre-market notification ("510(k)"), or approval of a premarket approval application ("PMA"). It may take approximately three to nine months from submission to obtain 510(k) clearance, it may take longer, or clearance may not be obtained at all. The FDA may determine that additional information is needed before approval to distribute the product is given.

For any products that are cleared through the 510(k) pre-market notification process, modifications or enhancements that may significantly affect safety or constitute a major change in the intended use of the product will require new 510(k) submissions.

A PMA application must be filed if a proposed product is not substantially equivalent to a medical product first marketed prior to May 1976, or if otherwise required by the FDA. The PMA approval process can be expensive, uncertain and lengthy. A number of products for which other companies have sought FDA approval of a PMA application were never approved for marketing in the end. It generally takes between six and eighteen months from submission to obtain PMA approval, but it may take longer or the submission may not be approved at all.

In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval. Such circumstances may delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements may create difficulties for our Company to sell our proposed product and may increase the costs of such product, which may restrict the commercial applications of such product. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption ("IDE") or Investigational New Drug ("IND") submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the IDE or IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If the applicant is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

RESEARCH AND DEVELOPMENT

Our research and development costs primarily consist of research programs related to the development of our unique drug eluting technology for preventing microbial infections. We utilize non-antibiotic compounds that kill a wide range of pathogens, including bacteria, viruses and fungi. In light of increasing difficulties in treating multi-drug resistant infections, we believe that our technology offers innovative solutions that avoid antibiotic resistance concerns while preventing infections in out- patient and in-patient environments. The Enox technology platform is being integrated with a number of medical devices that are used for different clinical indications.

We estimate that our research and development cash expenditures, for the next twelve months will be approximately $945,000 as follows: $240,000 allocation for employees and consulting compensation, $340,000 for research and development, $130,000 for regulatory compliance activities, $100,000 for intellectual property, $55,000 for general and administrative and $80,000 for professional fees.

SUPPLIERS

We are not reliant upon any suppliers for the materials for our product, or for the research and development of our technology.
CUSTOMERS

As we are in the development stage of our business, we do not currently have any customers for our proposed product.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officers. Our executive officers are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We will consider retaining full-time management and administrative support personnel as our business and operations increase.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not lease or own any real property. We currently maintain our corporate office at 3849 West 13th Avenue, Vancouver BC V6R 2S9 Canada, in space provided to us by our President. We do not pay any rental fees for use of this space. We believe this space is sufficient for our purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material existing or pending legal proceeding against our Company nor are we involved as a plaintiff in any material proceeding or pending litigation, as of March 19, 2009. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our Company's interest as of March 19, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange and we have not applied for listing or quotation on any public market.

HOLDERS

On March 19, 2009, there were 55 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

RECENT SALES OF UNREGISTERED SECURITIES

Following is certain information concerning certain securities which we sold or issued during the fiscal year ended December 31, 2008 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements, which was not previously included in reports we filed with the SEC.

1) On December 25, 2008, we sold 142,857 units of our securities pursuant to a private placement subscription agreement for cash consideration of $50,000 at a subscription price of $0.35 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant is exercisable into one share of our common stock at an exercise price of $0.20 for a three-year period expiring December 25, 2011.

We believed that the offer and sale of the units was exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for the transaction because the purchaser represented, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

2) On December 15, 2008, we issued options to purchase 450,000 shares of our common stock ("Options") to a consultant in accordance with the terms of a certain Consultancy Agreement we entered into on the date. The consultant will serve as a non-exclusive business development and company planning consultant for a period of one year. The Options are exercisable at an exercise price of $0.20 per share for a period of 5 years, of which 100,000 Options vested immediately and the remaining 350,000 Options vest upon the achievement of certain milestones. The Options also contain a cashless exercise feature. In addition to the Options, we agreed to pay the consultant a monthly consulting fee of $5,000 commencing after we have secured additional financing of an aggregate of $750,000

This transaction was not registered under the Securities Act in reliance on an exemption from registration under Section 4(2) of the Securities Act based on the limited number of recipients, the consultant's representation of sophistication in financial matters, and their access to information concerning the Company.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OUR AUDITED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP").

OVERVIEW

Enox Biopharma, Inc. ("Enox", "us", "we" and "our") was incorporated on June 28, 2007 in the State of Nevada. We are a development stage medical device company, and to date have not earned any revenue and currently do not have any significant assets. Our corporate offices are located at 3849 West 13th Avenue, Vancouver BC, V6R 2S9, Canada. Our telephone number is (604) 637-9744 and our fax number is (888) 224-7259. We do not have any subsidiaries. We have a website at www.enoxbiopharma.com, however, the information contained on our website does not form part of this Annual Report.

We are developing a unique drug eluting technology for preventing microbial infections associated with medical devices. We utilize non-antibiotic compounds that kill a wide range of pathogens. In light of the increasing difficulties associated with treating multi-drug resistant infections, our patented technology offers innovative solutions that avoid antibiotic resistance concerns while preventing hospital- and community-acquired infections. A wide range of indwelling medical devices is being used on a daily basis to provide critical care to millions of patients. These devices include various catheters, tubes and blood lines that provide access to deliver life-saving drugs, fluids and gases, as well as remove unwanted substances from the body. While the use of such devices is vital for patients' care, the actual insertion creates a point of entry for microbes and is often associated with high rates of infection. We are developing antimicrobial coatings for urinary catheters, endotracheal tubes and ear tubes. We believe these products address identified market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.

Our technology and intellectual property is currently secured by two US provisional applications and one US utility patent application which we filed with the US Patent and Trademark Office.

During the fiscal year ended December 31, 2008 we completed the studies required for completion of our ear tubes patent, and designed a method for production of ear tubes which are capable of preventing biofilm formation. We performed in vitro efficacy studies which, we believe, demonstrates that Enox's tubes are more effective in terms of prevention of bacterial colonization compared to commercially available tubes. The data from this set of experiments were incorporated into our US utility patent that was filed on September 19, 2008 with respect to provisional patent #60/974,228 (2007).

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. Our financial position as at December 31, 2008 and December 31, 2007 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                  As at                As at
                                               December 31,         December 31,
                                                  2008                 2007
                                                ---------            ---------

Current Assets                                  $ 145,573            $ 143,399
Current Liabilities                               (11,525)                  --
                                                ---------            ---------
Working Capital                                 $ 134,048            $ 143,399
                                                =========            =========

Working capital has decreased from $143,399 at December 31, 2007 to $134,048 at December 31, 2008 due to an overall increase in our activity.

CASH FLOWS
                                               Year Ended           Year Ended
                                               December 31,         December 31,
                                                  2008                 2007
                                                ---------            ---------
Net cash used in Operating Activities           $(202,239)           $ (90,128)
Net cash used in Investing Activities             (18,330)              (2,138)
                                                ---------            ---------
Net cash provided by Financing Activities         180,901              235,665
Increase (Decrease) in Cash during the Year       (39,669)             143,399
Cash, Beginning of Year                           143,399                   --
                                                ---------            ---------
Cash, End of Year                               $ 103,370            $ 143,399
                                                =========            =========

During the years ended December 31, 2008 and 2007:

     (i) Our net cash used in operating activities of $202,239 in 2008 and $90,128 in 2007 is primarily related to our research and development activities.

     (ii) Our net cash used in investing activities of $18,330 in 2008 related to costs associated with securing our patents and other intellectual property. The $2,138 invested in 2007 arose from the purchase of computer equipment.

     (iii) Our net cash from financing activities was $180,901 in 2008 and $235,665 in 2007. These funds were raised pursuant to private placements of our securities.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

It is management's intention to concentrate our research and development efforts on our drug eluting technology for preventing microbial infections, and limit research and development efforts associated with commercializing our drug eluting products until sufficient financial resources exist. However, we will continue to evaluate and determine the most cost effective use of available funds for all future research and development programs, including the development of drug eluting urinary catheters and drug eluting endotracheal tubes. Depending on the level of financing and resources available, we may further develop our drug eluting business beyond the products discussed above.

There is no assurance that our research and development programs will produce commercially viable products or treatments, and a great deal of additional research and development efforts will be required before a final evaluation of the economic feasibility of our technologies can be determined. Even if we complete our proposed research and development programs and we are successful in identifying commercially viable products and/or treatments, we will have to spend substantial funds on further studies before we can determine whether our products and/or treatments are commercially viable, and these funds may not be available to us on acceptable terms, or at all.

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

               Estimated Expenses for the Next Twelve Month Period

            Cash Operating Expenses
              Research and development                      $340,000
              Regulatory Compliance Activities               130,000
              Intellectual property                          100,000
              General and Administrative                      55,000
              Professional fees                               80,000
              Employee and Consultant compensation           240,000
                                                            --------

            Total                                           $945,000
                                                            ========

For the 12 months ended December 31, 2008, we recorded a net operating loss of $201,019 and have an accumulated deficit of $291,853 since inception. As at December 31, 2008, we had cash on hand of $103,730 and $41,843 in prepaid expenses. For the next 12 months, management estimates minimum cash requirements of $945,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debt or convertible debt. We do not currently have any arrangements for financing. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007 included herein.

                                               Year Ended          Year Ended
                                               December 31,        December 31,
                                                  2008                2007
                                                ---------           ---------

Revenue                                         $     Nil           $     Nil
                                                ---------           ---------
Expenses
  Depreciation and amortization                       902                 706
  General and administrative                       30,445               4,954
  Professional fees                                22,192              17,860
  Organization costs                                   --                 683
  Research and development                        147,480              67,000
                                                ---------           ---------
Total expenses                                    201,019              90,843
                                                ---------           ---------
Net Loss                                        $(201,019)          $ (90,843)
                                                =========           =========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate that significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended December 31, 2008 were $201,019 compared to $90,834 in 2007. This net decrease of $110,185 was primarily due to the following:

     * $80,480 increase in research and development expenses due to an increase in consulting fees and an agreement with the Boston Medical Center during 2008;
     * $4,332 increase in professional fees due to an overall increase in our activity and increased expenses as a result of becoming an SEC reporting company during the fourth quarter of fiscal 2008;
     * $25,851 increase in general and administration due to an overall increase in our activity and increased travel expenses resulting from our work with the Boston Medical Center;
     * $196 increase in depreciation and amortization expenses related to purchases of computer equipment during 2008; and
     *    $683 decrease in organization costs.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary equity financing to achieve its operating objectives; (iii) the continuing achievement of positive results from our research and development activities and
(iv) the eventual attainment of profitable operations.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended December 31, 2008 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operations research and development activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. We have adopted the provisions of SFAS No. 128 effective as of our inception.

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DIVIDENDS

hawse have not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

We provide for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood that we will utilize the loss carry-forward.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2008 AND 2007

Report of Registered Independent Auditors                                     12

Financial Statements-

Balance Sheets as of December 31, 2008 and 2007                               13

Statements of Operations for the Year Ended December 31, 2008 and
the Period Ended Inception (June 28, 2007) through December 31, 2007,
and Cumulative from Inception                                                 14

Statement of Stockholders' Equity for the Period from Inception
Through December 31, 2008                                                     15

Statements of Cash Flows for the Year Ended December 31, 2008 and
the Period Ended Inception (June 28, 2007) through December 31, 2007,
and Cumulative from Inception                                                 16

Notes to Financial Statements                                                 17

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Enox Biopharma Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Enox Biopharma Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended and for the period from Inception June 28, 2007 through December 31, 2007 and since inception on June 28, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enox Biopharma Inc (A Development Stage Company) as of December 31, 2008 and 2007, flows for the year ended and for the period from Inception June 28, 2007 through December 31, 2007 and since inception on June 28, 2007 through December 31, 2007 and since inception on June 28, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $297,853, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
February 13, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2008 AND 2007

                                                                           2008                2007
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 103,730           $ 143,399
  Prepaid expenses                                                          41,843                  --
                                                                         ---------           ---------

      Total current assets                                                 145,573             143,399

OTHER ASSETS:
  Patent pending                                                            17,218                  --
  Property and equipment, net                                                1,643               1,432
                                                                         ---------           ---------

      Total other assets                                                    18,861               1,432
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 164,434           $ 144,831
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $  11,525           $      --
                                                                         ---------           ---------

      Total current liabilities                                             11,525                  --

Loans from related parties - directors and stockholders                         --                 100
                                                                         ---------           ---------

      Total liabilities                                                     11,525                 100
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                               --                  --
  Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 11,199,417 and 10,569,227 shares issued
   and outstanding, respectively                                             1,120               1,057
  Warrants and options                                                     276,643             152,769
  Additional paid-in capital                                               166,999              81,740
  (Deficit) accumulated during the development stage                      (291,853)            (90,835)
                                                                         ---------           ---------

      Total stockholders' equity                                           152,909             144,731
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 164,434           $ 144,831
                                                                         =========           =========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD
      INCEPTION (JUNE 28, 2007) THROUGH DECEMBER 31, 2007, AND CUMULATIVE
            FROM INCEPTION (JUNE 28, 2007) THROUGH DECEMBER 31, 2008

                                                                              Inception
                                                                           (June 28, 2007)       Cumulative From
                                                       Year Ended              Through              Inception
                                                       December 31,          December 31,           (June 28,
                                                          2008                  2007                  2007)
                                                       -----------           -----------           -----------
REVENUES                                               $        --           $        --           $        --
                                                       -----------           -----------           -----------
EXPENSES
  Depreciation and amortization                                902                   706                 1,608
  General and administrative                                30,445                 4,594                35,039
  Professional fees                                         22,192                17,860                40,052 *
  Organization costs                                            --                   683                   683
  Research and development                                 147,480                67,000               214,480 *
                                                       -----------           -----------           -----------

Total general and administrative expenses                  201,019                90,843               291,862
                                                       -----------           -----------           -----------

(LOSS) FROM OPERATIONS                                    (201,019)              (90,843)             (291,862)

OTHER INCOME (EXPENSE)
  Interest income                                               --                     9                     9
                                                       -----------           -----------           -----------

INCOME BEFORE INCOME TAXES                                (201,019)              (90,834)             (291,853)

PROVISION FOR INCOME TAXES                                      --                    --                    --
                                                       -----------           -----------           -----------

NET (LOSS)                                             $  (201,019)          $   (90,834)          $  (291,853)
                                                       ===========           ===========           ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted          $     (0.02)          $     (0.01)
                                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                        10,796,432             8,469,547
                                                       ===========           ===========

----------
* Reclassified, see note 10


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JUNE 28, 2007)
                            THROUGH DECEMBER 31, 2008

                                                                                                (Deficit)
                                                                                               Accumulated
                                                Common Stock        Additional     Warrants    During the
                                             ------------------      Paid-in         and       Development
                                             Shares      Amount      Capital       Options        Stage         Totals
                                             ------      ------      -------       -------        -----         ------
BALANCE - JUNE 28, 2007                           --     $   --     $     --      $     --      $      --      $      --

Common stock issued for cash
to founders and consultants
on June 28, 2007 (Inception) @ 0.0001      6,750,000        675            8            --             --            683

Common stock and warrants issued for
cash on December 28, 2007 @ 0.0615         3,819,227        382       81,732       152,769             --        234,883

Net (loss) for the period                         --         --           --            --        (90,834)       (90,834)
                                          ----------     ------     --------      --------      ---------      ---------

BALANCE - DECEMBER 31, 2007               10,569,227     $1,057     $ 81,740      $152,769      $ (90,834)     $ 144,732

Common stock and warrants issued for
cash on July 15, 2008 @ 0.25                 304,000         30       38,626        37,344             --         76,000

Common stock and warrants issued for
cash on July 20, 2008 @ 0.30                 183,333         18       32,463        22,519             --         55,000

Common stock and warrants issued for
cash on December 25, 2008 @ 0.35             142,857         14       14,171        35,815             --         50,000

Options granted to a consultant                   --         --           --        28,196             --         28,196

Net (loss) for the year                           --         --           --            --       (201,019)      (201,019)
                                          ----------     ------     --------      --------      ---------      ---------

BALANCE - DECEMBER 31, 2008               11,199,417     $1,120     $166,999      $276,643      $(291,853)     $ 152,909
                                          ==========     ======     ========      ========      =========      =========


               The accompanying notes to financial statements are
                 an integral part of these financial statements

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED
       INCEPTION (JUNE 28, 2007) THROUGH DECEMBER 31, 2008 AND CUMULATIVE
            FROM INCEPTION (JUNE 28, 2007) THROUGH DECEMBER 31, 2008

                                                                                   Inception
                                                                                (June 28, 2007)     Cumulative From
                                                              Year Ended            Through            Inception
                                                              December 31,        December 31,         (June 28,
                                                                 2008                2007                2007)
                                                               ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                                   $(201,019)          $ (90,834)          $(291,853)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Options granted to a consultant                                 463                  --                 463
     Depreciation and amortization                                   902                 706               1,608
  Changes in net assets and liabilities-
     Prepaid expenses                                            (14,110)                 --             (14,110)
     Accounts payable and accrued liabilites                      11,525                  --              11,525
                                                               ---------           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                           (202,239)            (90,128)           (292,367)
                                                               ---------           ---------           ---------
INVESTING ACTIVITIES:
  Patent pending costs                                           (17,218)                 --             (17,218)
  Purchase of property and equipment                              (1,112)             (2,138)             (3,250)
                                                               ---------           ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                            (18,330)             (2,138)            (20,468)
                                                               ---------           ---------           ---------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                          181,000             235,565             416,565
  Loans from related parties - directors and stockholders           (100)                100                  --
                                                               ---------           ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        180,900             235,665             416,565
                                                               ---------           ---------           ---------

NET (DECREASE) INCREASE IN CASH                                  (39,669)            143,399             103,730

CASH - BEGINNING OF PERIOD                                       143,399                  --                  --
                                                               ---------           ---------           ---------

CASH - END OF PERIOD                                           $ 103,730           $ 143,399           $ 103,730
                                                               =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                     $      --           $      --           $      --
                                                               =========           =========           =========
  Income taxes                                                 $      --           $      --           $      --
                                                               =========           =========           =========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Enox Biopharma, Inc. (the "Company" or "Enox") was incorporated under the laws of the State of Nevada on June 28, 2007. The business plan of the Company is to develop a novel treatment for acute ear infections in children. The Company has identified a medical device with unique drug eluting technology suitable for the treatment of acute and antibiotic-resistant ear infections in children, and has filed two US provisional applications and one US utility patent application with the US Patent and Trademark Office to protect the Company's technology. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

For licensing activities, revenue from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of specific agreements. Advance payments for the use of technology in which further services are to be provided or fees received on the signing of research agreements are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.

For royalty activities, revenues will be realized once performance requirements of the Company have been completed, and collection is reasonably assured.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to their short-term nature and maturity.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and revenues and expenses for the periods ended December 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF No. 03-6-1"). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share ("EPS") using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company's financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders' equity, the elimination of "minority interest" accounting in results of operations and changes in the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115 ("SFAS No. 159"), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). The adoption of SFAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company's results of operations or financial position.

(2) GOING CONCERN

The Company is currently in the development stage. While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development and sale of its planned products, technology, or services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) PATENT PENDING

On April 9, 2008, the Company filed a provisional patent application with the U.S. Patent Office. The cost of filing for the provisional patent has been capitalized by the Company, and amounted to $7,800. The provisional patent automatically expires twelve months after the day of filing. If the Company files a non-provisional patent and the patent is granted to the Company, the historical cost of the patent will be amortized over its useful life, which is estimated to be 20 years.

In addition, the Company has capitalized the costs of preparing a PCT application.

(4) PROPERTY AND EQUIPMENT

Cost:
  Office and computer equipment                                           $3,250

Less: Accumulated depreciation and amortization                            1,607
                                                                          ------

Property and Equipment, net                                               $1,643
                                                                          ======

The Company depreciates all of its property and equipment on a straight line basis over 3 years.

(5) COMMON STOCK

On June 28, 2007 (inception), the Company issued 6,750,000 shares of its common stock for cash of $683, of which 6,350,000 were issued to Directors of the Company.

On December 28, 2007, the Company sold 3,819,227 units pursuant to private placement subscription agreements for cash consideration of $234,883 at a subscription price of $0.0615 per unit. Each unit consists of one common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.20 for a two-year period expiring December 28, 2009.

On July 15, 2008, the Company sold 304,000 units pursuant to private placement subscription agreements for a total of $76,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

On July 20, 2008, the Company sold 183,333 units pursuant to private placement subscription agreements for a total of $55,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

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

On December 25, 2008, the Company sold 142,857 units pursuant to a private placement subscription agreement for cash consideration of $50,000 at a subscription price of $0.35 per unit. Each unit consists of one share of common stock of the Company and one warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.20 for a three-year period expiring December 25, 2011.

(6) STOCK PURCHASE WARRANTS

On December 28, 2007, the Company sold 3,819,227 units pursuant to private placement subscription agreements for cash consideration of $234,883 at a subscription price of $0.0615 per unit. Each unit consists of one common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.20 for a two-year period expiring December 28, 2009. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, and risk-free interest rate of 3.94%.

On July 15, 2008, the Company sold 304,000 units pursuant to private placement subscription agreements for a total of $76,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

On July 20, 2008, the Company sold 183,333 units pursuant to private placement subscription agreements for a total of $55,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

On December 25, 2008, the Company sold 142,857 units pursuant to a private placement subscription agreement for cash consideration of $50,000 at a subscription price of $0.35 per unit. Each unit consists of one share of common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.20 for a three-year period expiring December 25, 2011. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, and risk-free interest rate of 3%.

A summary of the Company's outstanding stock purchase warrants as of December 31 , 2008 is presented below:

                              Exercise price          Remaining
              Warrants          per share         contractual life
              --------          ---------         ----------------
             3,819,227            $0.20               1.0 years
               304,000            $0.30               0.5 years
               304,000            $0.40               1.5 years
               183,333            $0.35               0.5 years
               183,333            $0.45               1.5 years
               142,857            $0.20               3.0 years
             ---------
             4,936,750
             =========

(7)      INCOME TAXES

The provisions (benefit) for income taxes for the period ended December 31, 2008 and 2007 were as follows (using a 23% effective federal and state income tax rate):

                                                    2008                 2007
                                                  --------             --------
Current Tax Provision:
  Federal-
   Taxable income                                 $     --             $     --
                                                  --------             --------

Total current tax provision                       $     --             $     --
                                                  ========             ========
Deferred Tax Provision:
  Federal-
   Loss carryforwards                             $ 46,234             $ 20,892
   Change in valuation allowance                   (46,234)             (20,892)
                                                  --------             --------

Total deferred tax provision                      $     --             $     --
                                                  ========             ========

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

                                                    2008                 2007
                                                  --------             --------

Loss carryforwards                                $ 67,126             $ 20,892
Less - Valuation allowance                         (67,126)             (20,892)
                                                  --------             --------

Total net deferred tax assets                     $     --             $     --
                                                  ========             ========

As of December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $291,853 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is a high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8) RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 28, 2007 (inception), the Company issued 6,350,000 shares of its common stock to Directors of the Company for a cash payment of $635.

From June 28, 2007 (inception) through December 31, 2008, the Company paid $54,000 to its President and Director, Prof. Yossef Av-Gay for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007.

From June 28, 2007 (inception) through December 31, 2008, the Company paid $18,000 to its Director, Dr. David Greenberg for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007.

(9) COMMITMENTS

On August 1, 2008, the Company extended a consulting agreement with Dr. David Greenberg, its Director, for a term of twelve months, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment of consulting fees in the amount of $1,000 per month. The specific services to be provided by the consultant include speaking on the Company's behalf to potential investors, collaborators, and partners.

On August 1, 2008, the Company extended a consulting agreement with 0794658 B.C Ltd., a company owned by Prof. Av-Gay, its President and Director, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment by the Company of consulting fees in the amount of $3,000 per month. The specific services to be provided by the consultant include: managing the Company's activities and operations, providing microbiology and biochemistry expertise, speaking on the Company's behalf to potential investors, collaborators, and partners, and filing patents with the US Patent and Trademark Office. Upon expiration of the initial term, the consulting agreement is automatically renewable for renewal terms of 90 days each.

On April 1, 2008, the Company entered into a sponsored research agreement with Boston Medical Center for an initial term of nine months, pursuant to which the Boston Medical Center agreed to provide the Company with a research program in connection with the Company's product development. Under the Agreement, the Company agreed to pay to Boston Medical Center $66,658 for the term of the research program. As of December 31, 2008 the Company has paid $26,663. The Company and Boston Medical Center mutually agreed to terminate this agreement. A final balance of $11,525 will be paid upon receipt of an invoice from Boston Medical Center.

On September 1, 2008, the Company extended a service agreement and amendment with the University of British Columbia, for a term of one year, pursuant to which the University of British Columbia agreed to provide the Company with research services in connection with the Company's product development. Under the Agreement, the Company agreed to pay to University of British Columbia $50,000 for the term of the agreement.

On September 1, 2008, the Company extended a consulting agreement with NRD Solutions, for twelve months for a fee of $12,000, pursuant to which the consultant agreed to provide the Company with an evaluation of the Company's tympanostomy tube device, provide an expert opinion on the Company devices and technologies, and speak on the Company's behalf to potential investors, collaborators and partners.

On January 7, 2008, the Company entered into a Transfer Agent Agreement with Holladay Stock Transfer ("Holladay Stock Transfer"). Holladay Stock Transfer will act as the Company's transfer agent and registrar. Under the Agreement, the Company agreed to pay to Holladay Stock Transfer an initial setup fee of $450 and a minimum annual fee amounting to $400 plus transaction fees.

On December 15, 2008, the Company entered into a Consultancy Agreement with a consultant, pursuant to which the consultant will serve as a non-exclusive business development and company planning consultant for a period of one year. In consideration for its services the Company issued options to the consultant to purchase 450,000 shares of its common stock, at an exercise price of $0.20 per share for a period of 4 years, of which 100,000 options vested immediately and the remaining 350,000 options vest upon the achievement of certain milestones. The options also contain a cashless exercise feature. Additionally, the Company agreed to pay the consultant a monthly consulting fee of $5,000 commencing after the Company has secured additional financing of an aggregate of $750,000.

(10) RECLASSIFICATIONS

Certain reclassifications have been made to the cumulative from inception financial information to conform to the 2008 presentation. These reclassifications include a reclassification of $67,000 to research and development that were previously reported as consulting fees at December 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2008, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at March 19, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                                               Date First Elected
     Name                        Position Held With Company           Age         or Appointed
     ----                        --------------------------           ---         ------------
Prof. Yossef Av-Gay         President and Chief Executive Officer     47          June 28, 2007
Dr. David Greenberg         Chief Medical Officer and Director        49          June 28, 2007
Mr. Razi Mizrahi            Secretary, Treasurer and Director         44          June 28, 2007

BUSINESS EXPERIENCE

PROF. YOSSEF AV-GAY, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Prof. Yossef Av-Gay has served as our President, CEO and a member of our Board of Directors since June 28, 2007. The term of his office is for one year and is renewable on an annual basis. Since December 1994, Prof. Av-Gay has been employed by the University of British Columbia and his current position is Professor of Microbiology in the Department of Medicine. He is a microbiologist engaged in antimicrobial drug development. He is a full time faculty member of the Department of Medicine at the University of British Columbia in Vancouver, Canada. Prof. Av-Gay's research focuses on understanding unique mycobacterial metabolic pathways, identifying potential virulence genes, and validating these pathways as candidates for Tuberculosis drug development as well as preclinical tests of lead compounds. Prof. Av-Gay has authored 52 peer review scientific publications, three review articles, two book chapters, and 8 patents. He serves on scientific advisory boards and is a consultant to several biotech companies. Prof. Av-Gay is a member of the scientific review panel of the Canadian Institute of Health Research, and the European Commission panels for Diseases related to Poverty (Malaria, TB and AIDS), and for Life Sciences, Genomics and Biotechnology for Health.

DR. DAVID GREENBERG, CHIEF MEDICAL OFFICER, MEMBER OF THE BOARD OF DIRECTORS

Dr. David Greenberg has served as our Chief Medical Officer and a member of our Board of Directors since June 28, 2007. The term of his office is for one year and is renewable on an annual basis. Since 1999, Dr. Greenberg has been employed by Ben-Gurion University in Israel in the position of medical doctor specializing in pediatric infectious diseases. Dr. Greenberg obtained his MD from Ben-Gurion University of the Negev in Beer-Sheva, Israel in 1991, was Board certified in Pediatrics in 1996, and did his fellowship in Pediatric Infectious Diseases at "The Children's Hospital" in Vancouver, Canada, from 1997 to 1999. He was Board certified in Infectious Diseases in Israel in 2000. He joined the Department of Pediatrics and the Pediatric Infectious Disease Unit of Soroka University Medical Center as a pediatrician and a senior consultant in Pediatric Infectious Diseases in 1999. He is also the Head of the Clinical Service for Pediatric Oncology patients. In collaboration with various researchers from several universities worldwide, Dr. Greenberg was a member World Health Organization Pneumonia Vaccine Trial Investigators' Group and of the Pneumococcal Molecular Epidemiology Network (PMEN). Dr. Greenberg is an Associated Professor at the Faculty of Health Sciences of the Ben-Gurion University of the Negev. He currently serves as the Chairman of the Israeli Clinical Pediatric Society. Dr. Greenberg's research activities focus on respiratory infections, such as pneumonia and otitis media, on vaccines, such as the pneumococcal conjugated vaccines, and on invasive infections, such as bacteremia and meningitis mostly caused by Streptococcus pneumoniae. He is particularly interested in epidemiology, molecular epidemiology and carriage of
S. pneumoniae, as well as in the spread of antibiotic resistant pneumococci in the community. He is the author or co-author of over 75 peer review scientific publications, 8 review articles, two book chapters, and 1 patent.

MR. RAZI MIZRAHI, SECRETARY, TREASURER, MEMBER OF THE BOARD OF DIRECTORS

Mr. Mizrahi has served as our Secretary, Treasurer and a member of our Board of Directors since June 28, 2007. The term of his office is for one year and is renewable on an annual basis. Mr. Mizrahi is a self-employed businessman. He is the founder and President of Summit Diamonds, Inc., a wholesale distributor of diamonds and a member of the Tel Aviv diamond exchange for which he has worked for more than 20 years. Mr. Mizrahi has specialized in the supply of loose polished diamonds worldwide, with over 20 years experience focusing on the North American market.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions.

In addition, our officer and director, Prof. Yossef Av-Gay, is currently employed by the University of British Columbia ("UBC"). Enox has entered into a services agreement with UBC, pursuant to which Prof. Av-Guy serves as UBC's Investigator providing the services to Enox. Prof. Av-Gay reports his relationship with Enox to his university-employer.

We are not aware of any other conflicts of interest involving our executive officers or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code during the fiscal year ended 2009.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2008, the Form 3s of each of our officers and directors were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the fiscal years ended December 31, 2008 and December 31, 2007.

                           SUMMARY COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Prof. Yossef    2008       --        --          --          --            --              --          36,000(1)      36,000
Av-Gay,         2007       --        --          --          --            --              --          18,000(1)      18,000
President, CEO
and Director

Dr. David       2008       --        --          --          --            --              --           6,000(2)       6,000
Greenberg,      2007       --        --          --          --            --              --          12,000(2)      12,000
Chief Medical
Officer and

Razi Mizrahi    2008       --        --          --          --            --              --               --            --
Secretary,      2007       --        --          --          --            --              --               --            --
Treasurer and
Director

----------
(1) Represents compensation of $3,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007 which we entered into with 0794658 B.C. Ltd., a company owned by Prof. Av-Gay. Additional details are available under "Employment Contracts, Termination of Employment, Change-in-Control Arrangement" below. In addition to the $36,000 paid to Prof. Av-Gay for his services during fiscal 2008, we prepaid $6,000 for services to be performed under this Consulting Agreement during fiscal 2009.
(2) Represents compensation of $1,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007 which we entered into with Dr. Greenberg. Additional details are available under "Employment Contracts, Termination of Employment, Change-in-Control Arrangement" below.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2008.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

On August 1, 2007, we entered into a Consulting Agreement with Dr. David Greenberg, our Chief Medical Officer and one of our directors, for an initial term of twelve months, pursuant to which Dr. Greenberg agreed to provide us with management consulting services, in exchange for payment of consulting fees in the amount of $1,000 per month. Pursuant to the Consulting Agreement, Dr. Greenberg has agreed to provide the following specific services: speaking on our behalf to potential investors, collaborators, and partners. Upon expiration of the initial term, the Consulting Agreement was automatically renewed for a term of 90 days, and will continue to be automatically renewed for additional successive 90-day periods until notice of non-renewal by either party is given pursuant to the terms of the agreement. To date, we have paid consulting fees of $18,000 under the terms of this renewed agreement.

On September 1, 2007, we entered into a Consulting Agreement with 0794658 B.C. Ltd., a company owned by Prof. Av-Gay, our President, CEO and a director, for an initial term of twelve months, pursuant to which the consultant agreed to provide us with management consulting services, in exchange for payment by us of consulting fees in the amount of $3,000 per month. The specific services to be provided by the consultant include: managing our activities and operations, providing microbiology and biochemistry expertise, speaking on our behalf to potential investors, collaborators, and partners, and filing patents with the US Patent and Trademark Office. Upon expiration of the initial term, the Consulting Agreement was automatically renewed for a term of 90 days, and will continue to be automatically renewed for additional successive 90-day periods until notice of non-renewal by either party is given pursuant to the terms of the agreement. To date, we have paid consulting fees of $60,000 under the terms of this renewed agreement.

There are no other employment or other contracts or arrangements with our executive officers.

                            COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of Enox Biopharma other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2009 for:

     *    each of our executive officers;
     *    each of our directors;
     *    all of our executive officers and directors as a group; and
     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Enox Biopharma, Inc., 3849 West 13th Avenue, Vancouver BC V6R 2S9 Canada.

The percentage ownership information shown in the table below is calculated based on 11,199,417 shares of our common stock issued and outstanding as of March 19, 2009.

                                                   Amount and
                                                   Nature of
Title of        Name and Address of                Beneficial         Percent of
 Class           Beneficial Owner                  Ownership            Class
 -----           ----------------                  ---------            -----

Common        Prof. Yossef Av-Gay(1)               5,275,000             47.1%
Common        Dr. David Greenberg (2)                400,000             3.57%
Common        Mr. Razi Mizrahi (3)                   675,000             6.02%

              DIRECTORS AND OFFICERS AS A GROUP
Common        (THREE PERSONS)                      6,350,000            56.69%
Common        Mr. Solomon Friedman (4)               975,122             8.34%
Common        Mr. Daniel Friedman (5)                975,610             8.34%
Common        Mr. Itamar David (6)                   848,722             7.22%
Common        Mrs. Hadas David (7)                   812,358             6.99%
Common        Mr. Alnoor Versi (8)                   813,008             7.00%

----------
(1)  Prof. Av-Gay's address is 3849 West 13th Avenue, Vancouver BC V6R2S9,
     Canada.
(2)  Dr. Greenberg's address is 39 Tamar St,. Omer 94965, Israel.
(3)  Mr. Mizrahi's address is 3 Haruvim St., Pardes Hana 37000, Israel.

(4) Represents 487,561 shares of common stock and warrants to purchase an additional 487,561 shares of common stock at an exercise price of $0.20 per share which expire on December 28, 2009. Mr. Friedman's address is 1003, 438 Seymour St., Vancouver, BC V6B 6H4, Canada.
(5) Represents 487,805 shares of common stock and warrants to purchase an additional 487,805 shares of common stock at an exercise price of $0.20 per share which expire on December 28, 2009. Mr. Friedman's address is 1003, 438 Seymour St., Vancouver, BC V6B 6H4, Canada.
(6) Represents (i) 299,361 shares of common stock, (ii) warrants to purchase an additional 406,504 shares of common stock at an exercise price of $0.20 per share which expire on December 28, 2009, (iii) warrants to purchase 142,857 shares of common stock at an exercise price of $0.20 per share which expire on December 25, 2011. Mr. David's address is 13 Achuza St., Pardes-Hana Karkur 37075. Itamar David expressly disclaims beneficial ownership with respect to the shares owned by his wife, Hadas David.
(7) Represents 406,179 shares of common stock and warrants to purchase an additional 406,179 shares of common stock at an exercise price of $0.20 per share which expire on December 28, 2009. Ms. David's address is 13 Achuza St., Pardes-Hana Karkur 37075. Hadas David expressly disclaims beneficial ownership with respect to the shares owned by her husband, Itamar David.
(8) Represents 406,504 shares of common stock and warrants to purchase an additional 406,504 shares of common stock at an exercise price of $0.20 per share which expire on December 28, 2009. Mr. Versi's address is 806-1383 Marinaside Crescent, Vancouver BC, Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

Other than the consulting agreements and stock transactions discussed below, we have not entered into any transaction, nor are there any proposed transactions, in which any of our directors, executive officers or shareholders, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS

On August 1, 2007, we entered into a Consulting Agreement with Dr. David Greenberg, our Chief Medical Officer and one of our directors, for an initial term of twelve months, pursuant to which Dr. Greenberg agreed to provide us with management consulting services, in exchange for payment of consulting fees in the amount of $1,000 per month. Pursuant to the Consulting Agreement, Dr. Greenberg has agreed to provide the following specific services: speaking on our behalf to potential investors, collaborators, and partners. Upon expiration of the initial term, the Consulting Agreement was automatically renewed for a term of 90 days, and will continue to be automatically renewed for additional successive 90-day periods until notice of non-renewal by either party is given pursuant to the terms of the agreement. To date, we have paid consulting fees of $18,000 under the terms of this renewed agreement.

On September 1, 2007, we entered into a Consulting Agreement with 0794658 B.C. Ltd., a company owned by Prof. Av-Gay, our President, CEO and a director, for an initial term of twelve months, pursuant to which the consultant agreed to provide us with management consulting services, in exchange for payment by us of consulting fees in the amount of $3,000 per month. The specific services to be provided by the consultant include: managing our activities and operations, providing microbiology and biochemistry expertise, speaking on our behalf to potential investors, collaborators, and partners, and filing patents with the US Patent and Trademark Office. Upon expiration of the initial term, the Consulting Agreement was automatically renewed for a term of 90 days, and will continue to be automatically renewed for additional successive 90-day periods until notice of non-renewal by either party is given pursuant to the terms of the agreement. To date, we have paid consulting fees of $60,000 under the terms of this renewed agreement.

REAL PROPERTY

We currently maintain our corporate office at 3849 West 13th Avenue, Vancouver BC V6R 2S9 Canada, in space provided to us by our President. We do not pay any rental fees for use of this space.

STOCK TRANSACTIONS

On June 28, 2007, Prof. Yossef Av-Gay, our President, CEO and a director, was issued 5,275,000 shares of our common stock in consideration for cash at a price of $0.0001 per share. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 28, 2007, Mr. Razi Mizrahi, our Secretary, Treasurer and a director, was issued 675,000 shares of our common stock in consideration for cash at a price of $0.0001 per share. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 28, 2007, Dr. David Greenberg, our Chief Medical Officer and a director, was issued 400,000 shares of our common stock in consideration for cash at a price of $0.0001 per share. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

OTHER TRANSACTIONS

On June 28, 2007, Prof. Yossef Av-Gay, our President, CEO and Director, loaned the Company $100. On September 9, 2008, we paid the loan in full.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore and Associates, Chartered Accountants, served as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2008.

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2008 for professional services rendered by Moore and Associates, Chartered Accountants for the audit of our 2007 and 2008 annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                          Years Ended
                                                          December 31,
                                                         2007 and 2008
                                                         -------------

Audit Fees and Audit Related Fees                            $6,000
Tax Fees                                                     $    0
All Other Fees                                               $    0
                                                             ------
TOTAL                                                        $6,000 (1)
                                                             ======

----------
(1) Audit fees for year ended December 31, 2008 have not yet been billed to us yet.

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designation Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Moore and Associates, Chartered Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore and Associates, Chartered Accountants.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

 4.2 Form of Subscription Agreement related to the December 28, 2007 private placement (incorporated by reference to Exhibit 4.2 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).

 4.3 Form of Subscription Agreement related to the July 15, 2008 private placement (incorporated by reference to Exhibit 4.3 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).

 4.4 Form of Subscription Agreement related to the July 20, 2008 private placement (incorporated by reference to Exhibit 4.4 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).

 4.5 Specimen common stock purchase warrant issued in connection with the July 15, 2008 private placement and the July 20, 2008 private placement (incorporated by reference to Exhibit 4.5 of Enox Biopharma, Inc.'s Registration Statement on Form S-1 (File No. 333-154763)).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enox Biopharma, Inc.


By: /s/ Prof. Yossef Av-Gay
   --------------------------------------------
   Prof. Yossef Av-Gay, Chief Executive Officer
   (Principal Executive Officer)
Dated: March 19, 2009


By: /s/ Razi Mizrahi
   -------------------------------------------
   Razi Mizrahi, Chief Financial Officer
   (Principal Financial and Accounting Officer)
Dated: March 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Prof. Yossef Av-Gay
   -------------------------------------------
   Prof. Yossef Av-Gay, Chief Executive Officer
   and Director (Principal Executive Officer)
Dated: March 19, 2009


By: /s/ Razi Mizrahi
   -------------------------------------------
   Razi Mizrahi, Chief Financial Officer and Director
   (Principal Financial and Accounting Officer)
Dated: March 19, 2009