Form 10-Q
period 2009-03-31
Enox Biopharma Inc
filed 2009-04-29
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2009

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

                       3849 West 13th Avenue, Vancouver BC
                                  V6R2S9 Canada
               (Address of principal executive offices)(Zip code)

                              Tel: + (604) 637-9744
                             Fax: +1 (888) 224-7259
              (Registrant's telephone number, including area code)

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

The issuer has 11,199,417 shares of common stock outstanding as of April 29, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

Item 1.    Financial Statements                                               3

               Balance Sheets as of March 31, 2009 and December 31, 2008      3

               Statement of Operations for the Three Month ended
               March 31, 2009 and 2008 and Cumulative from Inception          4

               Statement of Stockholders' Equity for the Period from
               Inception through March 31, 2009                               5

               Statements of Cash Flows for the Three Month Ended
               March 31, 2009 and 2008, and Cumulative from Inception         6

               Notes to Financial Statements March 31, 2009                   7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15

Item 4/4T. Controls and Procedures                                           15

PART II.   Other Information:

Item 1.    Legal Proceedings                                                 16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.    Defaults Upon Senior Securities                                   16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 5.    Other Information                                                 16

Item 6.    Exhibits                                                          16

Signatures                                                                   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2009, AND DECEMBER 31, 2008

                                                                         March 31,          December 31,
                                                                           2009                2008
                                                                         ---------           ---------
                                                                        (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $  40,943           $ 103,730
  Prepaid expenses                                                          45,541              41,843
                                                                         ---------           ---------

      Total current assets                                                  86,484             145,573

OTHER ASSETS:
  Patent pending                                                            17,218              17,218
  Property and equipment, net                                                1,371               1,643
                                                                         ---------           ---------

      Total other assets                                                    18,589              18,861
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 105,073           $ 164,434
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $   2,415           $  11,525
                                                                         ---------           ---------

      Total current liabilities                                              2,415              11,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                               --                  --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 11,199,417 shares issued and outstanding                      1,120               1,120
  Warrants and options                                                     276,643             276,643
  Additional paid-in capital                                               166,999             166,999
  (Deficit) accumulated during the development stage                      (342,104)           (291,853)
                                                                         ---------           ---------

      Total stockholders' equity                                           102,658             152,909
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 105,073           $ 164,434
                                                                         =========           =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007) THROUGH MARCH 31, 2009
                                   (Unaudited)

                                                    Three Months           Three Months           Cumulative
                                                       Ended                  Ended             From Inception
                                                     March 31,              March 31,              (June 28,
                                                       2009                   2008                   2007)
                                                   ------------           ------------           ------------
REVENUES                                           $         --           $         --           $         --
                                                   ------------           ------------           ------------
EXPENSES:
  Research and development                               19,167                 29,655                233,647
  General and administrative                              5,231                  8,199                 40,270
  Professional fees                                      10,581                  5,138                 50,632
  Consulting                                             15,000                     --                 15,000
  Organization costs                                         --                     --                    683
  Depreciation and amortization                             272                    226                  1,880
                                                   ------------           ------------           ------------

Total general and administrative expenses                50,251                 43,218                342,112
                                                   ------------           ------------           ------------

(LOSS) FROM OPERATIONS                                  (50,251)               (43,218)              (342,112)

OTHER INCOME (EXPENSE)                                       --                     --                      8
                                                   ------------           ------------           ------------

INCOME BEFORE INCOME TAXES                              (50,251)               (43,218)              (342,104)

PROVISION FOR INCOME TAXES                                   --                     --                     --
                                                   ------------           ------------           ------------

NET (LOSS)                                         $    (50,251)          $    (43,218)          $   (342,104)
                                                   ============           ============           ============
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted      $      (0.00)          $      (0.00)
                                                   ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    11,199,417             10,569,227
                                                   ============           ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                (Deficit)
                                                                                               Accumulated
                                                Common Stock        Additional     Warrants    During the
                                             ------------------      Paid-in         and       Development
                                             Shares      Amount      Capital       Options        Stage         Totals
                                             ------      ------      -------       -------        -----         ------
BALANCE - JUNE 28, 2007                           --     $   --     $     --      $     --      $      --      $      --

Common stock issued for cash
to founders and consultants
on June 28, 2007 (Inception) @ 0.0001      6,750,000        675            8            --             --            683

Common stock and warrants issued for
cash on December 28, 2007 @ 0.0615         3,819,227        382       81,732       152,769             --        234,883

Net (loss) for the period                         --         --           --            --        (90,834)       (90,834)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2007               10,569,227     $1,057     $ 81,740      $152,769      $ (90,834)     $ 144,732

Common stock and warrants issued for
cash on July 15, 2008 @ 0.25                 304,000         30       38,626        37,344             --         76,000

Common stock and warrants issued for
cash on July 20, 2008 @ 0.30                 183,333         18       32,463        22,519             --         55,000

Common stock and warrants issued for
cash on December 25, 2008 @ 0.35             142,857         14       14,171        35,815             --         50,000

Options granted to a consultant                   --         --           --        28,196             --         28,196

Net (loss) for the year                           --         --           --            --       (201,019)      (201,019)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2008               11,199,417     $1,120     $166,999      $276,643      $(291,853)     $ 152,909

Net (loss) for the period                         --         --           --            --        (50,251)       (50,251)
                                          ----------     ------     --------      --------      ---------      ---------

BALANCE - MARCH 31, 2009                  11,199,417     $1,120     $166,999      $276,643      $(342,104)     $ 102,658
                                          ==========     ======     ========      ========      =========      =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
      AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007) THROUGH MARCH 31, 2009
                                   (Unaudited)

                                                           Three Months        Three Months        Cumulative
                                                              Ended               Ended          From Inception
                                                            March 31,           March 31,          (June 28,
                                                              2009                2008               2007)
                                                           ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $ (50,251)          $ (43,218)          $(342,104)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
    Options granted to a consultant                               --                  --              28,196
     Depreciation and amortization                               272                 226               1,880
  Changes in net assets and liabilities-
     Prepaid expenses                                         (3,698)                 --             (45,541)
     Accounts payable and accrued liabilites                  (9,110)              3,755               2,414
                                                           ---------           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                        (62,787)            (39,237)           (355,155)
                                                           ---------           ---------           ---------
INVESTING ACTIVITIES:
  Patent pending costs                                            --                  --             (17,218)
  Purchase of property and equipment                              --              (1,112)             (3,250)
                                                           ---------           ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                             --              (1,112)            (20,468)
                                                           ---------           ---------           ---------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                           --                  --             416,566
                                                           ---------           ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                  --             416,566
                                                           ---------           ---------           ---------

NET (DECREASE) INCREASE IN CASH                              (62,787)            (40,349)             40,943

CASH - BEGINNING OF PERIOD                                   103,730             143,399                  --
                                                           ---------           ---------           ---------

CASH - END OF PERIOD                                       $  40,943           $ 103,050           $  40,943
                                                           =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $      --           $      --           $      --
                                                           =========           =========           =========
  Income taxes                                             $      --           $      --           $      --
                                                           =========           =========           =========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Enox Biopharma, Inc. (the "Company" or "Enox") was organized and incorporated under the laws of the State of Nevada on June 28, 2007. The business plan of the Company is to develop a novel treatment for acute ear infections in children. The Company has identified a medical device with unique drug eluting technology suitable for the treatment of acute and antibiotic-resistant ear infections in children, and has filed a provisional patent application to protect the Company's technology. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On October 27, 2008 the Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission ("SEC") to register up to 4,306,560 of its outstanding shares of common stock on behalf of selling stockholders and 4,793,893 of common stock on behalf of selling stockholders upon exercise of warrants. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold, although the Company may receive proceeds of up to $1,123,312 if all of the warrants are exercised. The Registration Statement on Form S-1 was declared effective on October 31, 2008.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of March 31, 2009, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to their short-term nature and maturity.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and revenues and expenses for the periods ended March 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115 ("SFAS No. 159"), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

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

(2) GOING CONCERN

The Company is currently in the development stage. While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a product and sale of its planned product, technology, or services to generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

In addition, the Company has capitalized the costs of preparing a PCT application.

(4) PROPERTY AND EQUIPMENT

     Cost:
       Office and computer equipment                          $3,250
     Less: Accumulated depreciation and amortization           1,879
                                                              ------

     Property and Equipment, net                              $1,371
                                                              ======

The company depreciates all of its property and equipment on a straight line basis over 3 years.

(5) COMMON STOCK

On June 28, 2007 (inception), the Company issued 6,750,000 shares of its common stock for cash of $683, of which 6,350,000 of these shares were issued to Directors of the Company.

On December 28, 2007, 3,819,227 units were issued pursuant to a private placement subscription agreement for cash consideration of $234,883 at a subscription price of $0.0615 per unit. Each unit consists of one common stock of the Company and one non-transferable Series A warrant. Each Series A warrant is exercisable into one common share at an exercise price of $0.20 for a two-year period expiring December 28, 2009.

On July 15, 2008, the Company sold 304,000 units for a total of $76,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

On July 20, 2008, the Company sold 183,333 units for a total of $55,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

On October 27, 2008 the Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission ("SEC") to register up to 4,306,560 of its outstanding shares of common stock on behalf of selling stockholders and 4,793,893 of common stock on behalf of selling stockholders upon exercise of warrants. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold, although the Company may receive proceeds of up to $1,123,312 if all of the warrants are exercised. The Registration Statement on Form S-1 was declared effective on October 31, 2008.

On December 25, 2008, 142,857 units were issued pursuant to a private placement subscription agreement for cash consideration of $50,000 at a subscription price of $0.35 per unit. Each unit consists of one share of common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.20 for a three-year period expiring December 25, 2011.

(6) STOCK PURCHASE WARRANTS

On December 28, 2007, 3,819,227 units were issued pursuant to a private placement subscription agreement for cash consideration of $234,883 at a subscription price of $0.0615 per unit. Each unit consists of one common stock of the Company and one non-transferable Series A warrant. Each Series A warrant is exercisable into one common share at an exercise price of $0.20 for a two-year period expiring December 28, 2009. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, and risk-free interest rate of 3.94%.

On July 15, 2008, the Company sold 304,000 units for a total of $76,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

On July 20, 2008, the Company sold 183,333 units for a total of $55,000. Each Unit consisted of one share of common stock and two warrants. One warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.35 per share, expiring one year from the date of purchase. The second warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring two years from the date of purchase. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 648%, and risk-free interest rate of 3.94%.

On December 25, 2008, 142,857 units were issued pursuant to a private placement subscription agreement for cash consideration of $50,000 at a subscription price of $0.35 per unit. Each unit consists of one share of common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.20 for a three-year period expiring December 25, 2011. The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, and risk-free interest rate of 3%.

A summary of the Company's outstanding stock purchase warrants as of March 31, 2009 is presented below:

                     Exercise price        Remaining
      Warrants         per share        contractual life
      --------         ---------        ----------------
     3,819,227          $ 0.20             9 months
       304,000          $ 0.30             3 months
       304,000          $ 0.40             1.25 years
       183,333          $ 0.35             3 months
       183,333          $ 0.45             1.25 years
       142,857          $ 0.20             2.75 years
     ----------
     4,936,750
     ==========

(7) INCOME TAXES

The provisions (benefit) for income taxes for the period ended March 31, 2009 were as follows (using a 23% effective federal and state income tax rate):

                                                2009
                                              -------
     Current Tax Provision:
       Federal-
       Taxable income                         $    --
                                              -------

     Total current tax provision              $    --
                                              =======
     Deferred Tax Provision:
       Federal-
       Loss carryforwards                     $ 8,108
       Change in valuation allowance           (8,108)
                                              -------

     Total deferred tax provision             $    --
                                              =======

The Company had deferred income tax assets as of March 31, 2009, as follows:

                                                2009
                                              --------
     Loss carryforwards                       $ 75,234
     Less - Valuation allowance                (75,234)
                                              --------

     Total net deferred tax assets            $     --
                                              ========

As of March 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $327,104 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is a high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

Since June 28, 2007 (inception) through March 31, 2009, the company paid $69,303 to its President and Director, Prof. Yossef Av-Gay for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007.

Since June 28, 2007 (inception) through March 31, 2009, the company paid $20,000 to its Director, Dr. David Greenberg for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007.

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

On August 1, 2008, the Company extended a consulting agreement with 0794658 B.C Ltd., a company owned by Prof. Av-Gay, its President and Director, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment by the Company of consulting fees in the amount of $3,000 per month. The specific services to be provided by the consultant include: managing the Company's activities and operations, providing microbiology and biochemistry expertise, speaking on the Company's behalf to potential investors, collaborators, and partners, and filing patents with the U.S. Patent and Trademark Office. Upon expiration of the initial term, the consulting agreement is automatically renewable for terms of 90 days.

On September 1, 2008, the Company extended a service agreement and amendment with the University of British Columbia for a term of one year, pursuant to which the University of British Columbia agreed to provide the Company with research services in connection with the Company's product development. Under the Agreement, the Company agreed to pay to University of British Columbia $50,000 for the term of the agreement.

On September 1, 2008, the Company extended a consulting agreement with NRD Solutions for twelve months for a fee of $12,000, pursuant to which the consultant agreed to provide the Company with an evaluation of the Company's tympanostomy tube device, provide an expert opinion on the Company devices and technologies, and speak on the Company's behalf to potential investors, collaborators and partners.

On January 7, 2008, the Company entered into a Transfer Agent Agreement with Holladay Stock Transfer ("Holladay Stock Transfer"). Holladay Stock Transfer will act as the Company's transfer agent and registrar. Under the Agreement, the Company agreed to pay to Holladay Stock Transfer an initial setup fee of $450 and a minimum annual fee amounting to $400 plus transaction fees.

On December 15, 2008, the Company entered into a Consultancy Agreement pursuant to which the consultant will serve as a non-exclusive business development and company planning consultant for a period of one year. In consideration for its services, the Company issued options to the consultant to purchase 450,000 shares of its common stock, at an exercise price of $0.20 per share for a period of 4 years, of which 100,000 options vested immediately and the remaining 350,000 options vest upon the achievement of certain milestones. The options also contain a cashless exercise feature. Additionally, the Company agreed to pay the consultant a monthly consulting fee of $5,000 commencing after the Company has secured additional financing of an aggregate of $750,000.

On February 9, 2009, the Company entered into an agreement with a venture capital firm to raise approximately $3,000,000 through the sale of convertible preferred stock. As of March 31, 2009 the Company paid an expense deposit of $15,000 to the firm.

On February 4, 2009, the Company entered into a Consultancy Agreement pursuant to which the consultant will provide regulatory consulting and clinical trial design and management services. In consideration for these services, the Company agreed to compensate the consultant on an hourly basis. Additionally, following the establishment of the product development plan should the Company decide to proceed with further services the consultant will receive a monthly retainer of $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Enox Biopharma, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business, Strategy, And Industry" in Part I, Item 1, "Risk Factors" in our registration statement on Form S-1 no 333-154763, which was declared effective on October 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Enox Biopharma, Inc. (referred to in this Quarterly Report as "Enox", "us", "we" and "our") was incorporated on June 28, 2007 in the State of Nevada. We are a development stage medical device company, and to date have not earned any revenue and currently do not have any significant assets. Our corporate offices are located at 3849 West 13th Avenue, Vancouver BC, Canada. Our telephone number is +1 (604) 637-9744 and our fax number is (888) 224-7259. We do not have any subsidiaries. We have a website at www.enoxbiopharma.com, however, the information contained on our website does not form part of this quarterly report.

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

We have secured our technology and intellectual property by filing two US provisional applications and two US utility patent application with the US Patent and Trademark Office on September 21, 2007 (US provisional applications serial # 60/974,228 (2007)), April 9, 2008 ((US provisional applications serial #61/043,639 (2008)), September 19, 2008 (US utility patent filed with respect to provisional patent # 60/974,228 (2007)), and March 23, 2009 (US utility patent filed with respect to provisional patent #61/043,639 (2008)).

During the fiscal year ended March 31, 2009 we performed a set of studies required for completion of our urinary catheters patent, and designed a method for production of urinary catheters which are capable of preventing biofilm formation. We performed in vitro efficacy studies which, we believe, demonstrate that Enox's catheters are effective in preventing bacterial colonization. The data from these experiments was incorporated into our US utility patent that was filed on March 23, 2009 with respect to provisional patent #61/043,639 (2008).

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2009, we incurred operating expenses of $50,251, an increase of $7,033 or approximately 16% from the period ended March 31, 2008. Operating expenses increased during the period ended March 31, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * research and development costs of $19,167, which decreased from $29,655 during the same period in the prior fiscal year, a decrease of approximately 35.4%, due to a lower payment to the University of British Columbia under the service agreement.

     * professional fees of $10,581 related to accounting, consulting and legal services, which increased from $5,138 during the same period in the prior fiscal year, an increase of approximately 205%, as a result of activities related to becoming a reporting company with the SEC;

     * general and administrative fees of $5,231, which is a decrease from $8,199 during the same period in the prior fiscal year, a decrease of approximately 63% , due to less travel and other related expenses; and

NET LOSS

We incurred a net loss of $50,251 for the three months ended March 31, 2009, compared to a net loss of $43,218 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2009, we had cash of $40,493, representing a net decrease in cash of $62,787 since December 31, 2008.

Cash generated by financing activities during the three months ended March 31, 2009 was $0. Cash used in operating activities amounted to $62,787 represented by a loss of $50,251 plus an increase in prepaid expenses from the previous balance sheet of $3,698 and offset by accounts payable and accrued liabilities $9,110 and depreciation and amortizing of $272.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the second quarter of 2009, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4/4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of March 31, 2009, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of March 31, 2009, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report. There were no significant changes to our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit Number                        Description
--------------                        -----------
     3.1            Articles of Incorporation*
     3.2            By-laws*
     31.1           Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section
                    302
     31.2           Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section
                    302
     32.1           Certification Pursuant to 18 U.S.C. ss.1350, Section 906
     32.2           Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

----------
* Incorporated by reference to our S-1 Registration Statement, File Number 333-154763

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 29, 2009                       By: /s/ Prof. Yossef Av-Gay
                                              ----------------------------------
                                           Name:  Prof. Yossef Av-Gay
                                           Title: President
                                                  (Principal Executive Officer)


Date: April 29, 2009                       By: /s/ Razi Mizrahi
                                              ----------------------------------
                                           Name:  Razi Mizrahi
                                           Title: Secretary and Treasurer