Form 10-Q
period 2009-06-30
Enox Biopharma Inc
filed 2009-08-10
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended June 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

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

The issuer has 11,520,845 shares of common stock outstanding as of August 7, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. Financial Information:

     Item 1. Financial Statements                                              3

          Balance Sheets as of June 30, 2009 and December 31, 2008             3

          Statement of Operations for the Three and Six Month ended
          June 30, 2009 and 2008 and Cumulative from Inception                 4

          Statement of Stockholders' Equity for the Period from Inception
          through June 30, 2009                                                5

          Statements of Cash Flows for the Six Month Ended June 30, 2009
          and 2008, and Cumulative from Inception                              6

          Notes to Financial Statements June 30, 2009                          7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       17

     Item 4/4T. Controls and Procedures                                       17

PART II. Other Information:

     Item 1.  Legal Proceedings                                               17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

     Item 3.  Defaults Upon Senior Securities                                 17

     Item 4.  Submission of Matters to a Vote of Security Holders             17

     Item 5.  Other Information                                               18

     Item 6.  Exhibits                                                        18

Signatures                                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF JUNE 30, 2009, AND DECEMBER 31, 2008

                                                                          June 30,          December 31,
                                                                           2009                2008
                                                                         ---------           ---------
                                                                        (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $  12,075           $ 103,730
  Prepaid expenses                                                          24,684              41,843
                                                                         ---------           ---------

      Total current assets                                                  36,759             145,573

OTHER ASSETS:
  Patent pending                                                            29,810              17,218
  Property and equipment, net                                                1,099               1,643
                                                                         ---------           ---------

      Total other assets                                                    30,909              18,861
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  67,668           $ 164,434
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $   9,167           $  11,525
                                                                         ---------           ---------

      Total current liabilities                                              9,167              11,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                               --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 11,199,417 shares issued and outstanding                      1,120               1,120
  Warrants and options                                                     276,643             276,643
  Additional paid-in capital                                               166,999             166,999
  (Deficit) accumulated during the development stage                      (386,261)           (291,853)
                                                                         ---------           ---------

      Total stockholders' equity                                            58,501             152,909
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  67,668           $ 164,434
                                                                         =========           =========

             The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2009
             AND 2008, AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
                              THROUGH JUNE 30, 2009
                                   (Unaudited)

                                                                                                            Cumulative
                                                Three Months Ended                Six Months Ended             From
                                                     June 30,                         June 30,               Inception
                                           ----------------------------    ----------------------------      (June 28,
                                               2009            2008            2009            2008            2007)
                                           ------------    ------------    ------------    ------------    ------------
REVENUES                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------
EXPENSES:
  Research and development                       28,870          50,300          48,037          79,955         262,517
  General and administrative                      9,500           4,720          14,122          12,917          49,161
  Professional fees                              10,625              --          16,705           5,138          56,757
  Consulting                                         --              --          15,000              --          15,000
  Organization costs                                 --              --              --              --             683
  Depreciation and amortization                     272             226             544             451           2,152
                                           ------------    ------------    ------------    ------------    ------------
      Total general and administrative
       expenses                                  49,267          55,246          94,408          98,461         386,270
                                           ------------    ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                          (49,267)        (55,246)        (94,408)        (98,461)       (386,270)

OTHER INCOME (EXPENSE)                               --              --              --              --               9
                                           ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                      (49,267)        (55,246)        (94,408)        (98,461)       (386,261)

PROVISION FOR INCOME TAXES                           --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                 $    (49,267)   $    (55,246)   $    (94,408)   $    (98,461)   $   (386,261)
                                           ============    ============    ============    ============    ============

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic
   and Diluted                             $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)
                                           ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED             11,199,417      10,569,227      11,199,417      10,569,227
                                           ============    ============    ============    ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FORM INCEPTION (JUNE 28, 2007)
                              THROUGH JUNE 30, 2009
                                   (Unaudited)

                                                                                                (Deficit)
                                                                                               Accumulated
                                                Common Stock        Additional     Warrants    During the
                                             ------------------      Paid-in         and       Development
                                             Shares      Amount      Capital       Options        Stage         Totals
                                             ------      ------      -------       -------        -----         ------
BALANCE - JUNE 28, 2007                           --     $   --     $     --      $     --      $      --      $      --

Common stock issued for cash
to founders and consultants
on June 28, 2007 (Inception) @ 0.0001      6,750,000        675            8            --             --            683

Common stock and warrants issued for
cash on December 28, 2007 @ 0.0615         3,819,227        382       81,732       152,769             --        234,883

Net (loss) for the period                         --         --           --            --        (90,834)       (90,834)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2007               10,569,227     $1,057     $ 81,740      $152,769      $ (90,834)     $ 144,732

Common stock and warrants issued for
cash on July 15, 2008 @ 0.25                 304,000         30       38,626        37,344             --         76,000

Common stock and warrants issued for
cash on July 20, 2008 @ 0.30                 183,333         18       32,463        22,519             --         55,000

Common stock and warrants issued for
cash on December 25, 2008 @ 0.35             142,857         14       14,171        35,815             --         50,000

Options granted to a consultant                   --         --           --        28,196             --         28,196

Net (loss) for the year                           --         --           --            --       (201,019)      (201,019)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2008               11,199,417     $1,120     $166,999      $276,643      $(291,853)     $ 152,909

Net (loss) for the period                         --         --           --            --        (94,408)       (94,408)
                                          ----------     ------     --------      --------      ---------      ---------

BALANCE - JUNE 30, 2009                   11,199,417     $1,120     $166,999      $276,643      $(386,261)     $  58,501
                                          ==========     ======     ========      ========      =========      =========

              The accompanying notes to financial statements are an
                       integral part of these statements

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
                  AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
                              THROUGH JUNE 30, 2009
                                   (Unaudited)

                                                                                         Cumulative
                                                                Six Months Ended            From
                                                                    June 30,              Inception
                                                           ------------------------       (June 28,
                                                             2009            2008           2007)
                                                           ---------      ---------       ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $ (94,408)     $ (98,461)      $(386,261)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Options granted to a consultant                              --             --          28,196
     Depreciation and amortization                               544            451           2,152
  Changes in net assets and liabilities -
     Prepaid expenses                                         17,159             --         (24,684)
     Accounts payable and accrued liabilities                 (2,358)         1,780           9,166
                                                           ---------      ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                        (79,063)       (96,230)       (371,431)
                                                           ---------      ---------       ---------
INVESTING ACTIVITIES:
  Patent pending costs                                       (12,592)        (7,800)        (29,810)
  Purchase of property and equipment                              --         (1,112)         (3,250)
                                                           ---------      ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                        (12,592)        (8,912)        (33,060)
                                                           ---------      ---------       ---------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                           --             --         416,566
  Stock subscriptions received                                    --         79,971              --
                                                           ---------      ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         --         79,971         416,566
                                                           ---------      ---------       ---------

NET (DECREASE) INCREASE IN CASH                              (91,655)       (25,171)         12,075

CASH - BEGINNING OF PERIOD                                   103,730        143,399              --
                                                           ---------      ---------       ---------

CASH - END OF PERIOD                                       $  12,075      $ 118,228       $  12,075
                                                           =========      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $      --      $      --       $      --
                                                           =========      =========       =========
  Income taxes                                             $      --      $      --       $      --
                                                           =========      =========       =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of June 30, 2009, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended June 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of the Company's financial instruments approximated fair value due to their short-term nature and maturity.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and revenues and expenses for the periods ended June 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").

FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

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

In addition, the Company has capitalized the costs of preparing a PCT application.

(4) PROPERTY AND EQUIPMENT

     Cost:
       Office and computer equipment                          $3,250

     Less: Accumulated depreciation and amortization           2,151
                                                              ------

     Property and Equipment, net                              $1,099
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

A summary of the Company's outstanding stock purchase warrants as of June 30, 2009 is presented below:

                             Exercise price          Remaining
              Warrants         per share         contractual life
              --------         ---------         ----------------
             3,819,227           $0.20               6 months
               304,000           $0.30                15 days
               304,000           $0.40                1 year
               183,333           $0.35                20 days
               183,333           $0.45                1 year
               142,857           $0.20               2.5 years
             ---------
             4,936,750
             =========

(7) INCOME TAXES

The provisions (benefit) for income taxes for the period ended June 30, 2009 and 2008 were as follows (using a 23% effective federal and state income tax rate):

                                                2009               2008
                                              --------           --------
     Current Tax Provision:
     Federal-
       Taxable income                         $     --           $     --
                                              --------           --------

     Total current tax provision              $     --           $     --
                                              ========           ========
     Deferred Tax Provision:
     Federal-
       Loss carryforwards                     $ 21,714           $ 22,646
       Change in valuation allowance           (21,714)           (22,646)
                                              --------           --------

     Total deferred tax provision             $     --           $     --
                                              ========           ========

The Company had deferred income tax assets as of June 30, 2009 and December 31, 2008, as follows:

                                                2009               2008
                                              --------           --------


     Loss carryforwards                       $ 88,840           $ 67,126
     Less - Valuation allowance                (88,840)           (67,126)
                                              --------           --------

     Total net deferred tax assets            $     --           $     --
                                              ========           ========

As of June 30, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $386,261 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is a high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

From June 28, 2007 (inception) through June 30, 2009, the company paid $78,303 to its President and Director, Prof. Yossef Av-Gay for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007.

From June 28, 2007 (inception) through June 30, 2009, the company paid $23,000 to its Director, Dr. David Greenberg for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007.

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

On February 9, 2009, the Company entered into an agreement with a venture capital firm to raise approximately $3,000,000 through the sale of convertible preferred stock. As of June 30, 2009 the Company paid an expense deposit of $15,000 to the firm.

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

(10) EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On July 2, 2009, 14,285 units were issued pursuant to a private placement subscription agreement for cash consideration of $5,000 at a subscription price of $0.35 per unit. Each unit consists of one share of common stock of the Company and one warrant. Each warrant is exercisable into one common share at an exercise price of $0.50 for a three-year period expiring July 2, 2012.

On July 10, 2009 a shareholder exercised warrants for 50,000 shares of common stock at an exercise price of $0.20 per share.

On July 22, 2009, the Company issued 57,143 shares of the Company's common stock pursuant to a private placement subscription agreement, at a purchase price of $0.35 per share, for an aggregate purchase price of $20,000.

On July 28, 2009, the Company accepted subscriptions for the sale of 250,000 units at a purchase price of $0.30 per Unit, for an aggregate purchase price of up to $75,000. Each Unit is comprised of one share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $0.40 per share for a period of two years from the issuance date.

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

We are developing a unique drug eluting technology for preventing microbial infections associated with certain medical devices. We utilize non-antibiotic compounds that kill a wide range of pathogens. In light of the increasing difficulties associated with treating multi-drug resistant infections, our patented technology offers innovative solutions that avoid antibiotic resistance concerns while preventing hospital and community-acquired infections. A wide range of indwelling medical devices is being used on a daily basis to provide critical care to millions of patients. These devices include various catheters, tubes and blood lines that provide access to deliver life-saving drugs, fluids and gases, as well as remove unwanted substances from the body. While the use of such devices is vital for patients' care, the actual insertion creates a point of entry for microbes and is often associated with high rates of infection. We are developing antimicrobial coatings for urinary catheters, endotracheal tubes and ear tubes. We believe these products address well-defined market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.

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

During the period ended June 30, 2009 we continued the research associated with the development of our urinary catheters. Our studies strengthened the company technology by demonstrating adequate slow releases and prevention of bacterial colonization associated with catheter-associated urinary infection which is the most common hospital acquired infection, affecting over one million people annually in the U.S. alone. An independent panel of scientists is now reviewing the data from these experiments in consideration for publication.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008, AND SIX MONTH ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTH ENDED JUNE 30, 2008

During the three months ended June 30, 2009, we incurred operating expenses of $49,267, a decrease of $5,979 or approximately 11% from the three month ended June 30, 2008. Operating expenses decreased during the three month ended June 30, 2009 from the comparative period due to lower incurred expenses. Significant elements include:

     * research and development costs of $28,870, which decreased from $50,300 during the same period in the prior year, a decrease of approximately 43%, due to an end of Boston University service agreement;
     * professional fees of $10,625 related to accounting, consulting and legal services, which increased from $0 during the same period in the prior year, an increase of 100%, as a result of overall increase in company's activities;
     * general and administrative fees of $9,500, which is an increase from $4,720 during the same period in the prior year, a increase of approximately 101%, due to more travel and other related expenses; and

During the six months ended June 30, 2009, we incurred operating expenses of $94,408, a decrease of $4,053 or approximately 4% from the six month ended June 30, 2008. Operating expenses decreased during the six month ended June 30, 2009 from the comparative period due to lower incurred expenses. Significant elements include:

     * research and development costs of $48,037, which decreased from $79,955 during the same period in the prior year, a decrease of approximately 40%, due to an end of Boston University service agreement and due to lower payment to the University of British Columbia under service agreement;
     * professional fees of $16,705 related to accounting, consulting and legal services, which increased from $5,138 during the same period in the prior year, an increase of 225%, as a result of overall increase in company's activities;
     * general and administrative fees of $14,122, which is an increase from $12,917 during the same period in the prior year, a increase of approximately 9%, due to more travel and other related expenses; and

NET LOSS

We incurred a net loss of $49,267 for the three months ended June 30, 2009, compared to a net loss of $55,246 for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2009, we had cash of $12,075, representing a net decrease in cash of $91,655since December 31, 2008.

Cash generated by financing activities during the three months ended June 30, 2009 was $0. Cash used in operating activities amounted to $79,063 represented by a loss of $94,408 plus an increase in prepaid expenses from the previous balance sheet of $17,159and offset by accounts payable and accrued liabilities $2,358 and depreciation and amortizing of $544.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the fourth quarter of 2009, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

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

ITEM 4/4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of June 30, 2009, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of June 30, 2009, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

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


Date: August 7, 2009                       By: /s/ Prof. Yossef Av-Gay
                                              ----------------------------------
                                           Name:  Prof. Yossef Av-Gay
                                           Title: President
                                                  (Principal Executive Officer)


Date: August 7, 2009                       By: /s/ Itamar David
                                              ----------------------------------
                                           Name:  Itamar David
                                           Title: Principal Financial Officer