Form 10-Q
period 2009-09-30
Enox Biopharma Inc
filed 2009-11-16
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2009

                                       or

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

The issuer has 11,763,702 shares of common stock outstanding as of November 16, 2009.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

Financial Statements-

   Balance Sheets as of September 30, 2009 and December 31, 2008.............. 3

   Statements of Operations for the Three Months and Nine Months
    Ended September 30, 2009 and 2008, and Cumulative from Inception.......... 4

  Statements of Changes in Stockholders' Equity for the Period from
   Inception through September 30, 2009....................................... 5

  Statements of Cash Flows for the Nine Months Ended
    September 30, 2009 and 2008, and Cumulative from Inception................ 6

  Notes to Financial Statements September 30, 2009............................ 7

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008

                                                                       September 30,        December 31,
                                                                           2009                2008
                                                                         ---------           ---------
                                                                        (Unaudited)          (Audited)

                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $  53,862           $ 103,730
  Prepaid expenses                                                          25,493              41,843
                                                                         ---------           ---------

      Total current assets                                                  79,355             145,573

OTHER ASSETS:
  Patent pending                                                            35,022              17,218
  Property and equipment, net                                                  826               1,643
                                                                         ---------           ---------

      Total other assets                                                    35,848              18,861
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 115,203           $ 164,434
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $   4,706           $  11,525
                                                                         ---------           ---------

      Total current liabilities                                              4,706              11,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                               --                  --
  Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 11,763,702 and 11,199,417 shares issued and
   outstanding, respectively                                                 1,176               1,120
  Warrants and options                                                     276,643             276,643
  Additional paid-in capital                                               344,443             166,999
  (Deficit) accumulated during the development stage                      (511,765)           (291,853)
                                                                         ---------           ---------

      Total stockholders' equity                                           110,497             152,909
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 115,203           $ 164,434
                                                                         =========           =========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEBMER 30, 2009
             AND 2008, AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
                           THROUGH SEPTEMBER 30, 2009
                                   (Unaudited)

                                                                                                                      Cumulative
                                                       Three Months Ended                 Nine Months Ended             From
                                                          September 30,                     September 30,             Inception
                                                ------------------------------     -----------------------------       (June 28,
                                                    2009              2008             2009             2008             2007)
                                                ------------      ------------     ------------     ------------     ------------
REVENUES                                        $         --      $         --     $         --     $         --     $         --
                                                ------------      ------------     ------------     ------------     ------------
EXPENSES:
  Research and development                            30,500            31,500           78,537          111,455          293,017
  General and administrative                          16,208            12,190           30,330           25,108           65,369
  Professional fees                                    7,500            15,500           17,156           20,638           50,745
  Consulting                                          71,024                --           93,073               --           99,536
  Organization costs                                      --                --               --               --              683
  Depreciation and amortization                          272               226              816              677            2,424
                                                ------------      ------------     ------------     ------------     ------------

Total general and administrative expenses            125,504            59,416          219,912          157,878          511,774
                                                ------------      ------------     ------------     ------------     ------------

(LOSS) FROM OPERATIONS                              (125,504)          (59,416)        (219,912)        (157,878)        (511,774)

OTHER INCOME (EXPENSE)                                    --                --               --               --                9
                                                ------------      ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                          (125,504)          (59,416)        (219,912)        (157,878)        (511,765)

PROVISION FOR INCOME TAXES                                --                --               --               --               --
                                                ------------      ------------     ------------     ------------     ------------

NET (LOSS)                                      $   (125,504)     $    (59,416)    $   (219,912)    $   (157,878)    $   (511,765)
                                                ============      ============     ============     ============     ============

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted   $      (0.01)     $      (0.01)    $      (0.02)    $      (0.01)
                                                ============      ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                  11,491,963        10,972,173       11,298,004       10,704,523
                                                ============      ============     ============     ============


              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FORM INCEPTION (JUNE 28, 2007)
                           THROUGH SEPTEMBER 30, 2009
                                   (UNAUDITED)

                                                                                                (Deficit)
                                                                                               Accumulated
                                                Common Stock        Additional     Warrants    During the
                                             ------------------      Paid-in         and       Development
                                             Shares      Amount      Capital       Options        Stage         Totals
                                             ------      ------      -------       -------        -----         ------
BALANCE - JUNE 28, 2007                           --     $   --     $     --      $     --      $      --      $      --

Common stock issued for cash
to founders and consultants
on June 28, 2007 (Inception) @ 0.0001      6,750,000        675            8            --             --            683

Common stock and warrants issued for
cash on December 28, 2007 @ 0.0615         3,819,227        382       81,732       152,769             --        234,883

Net (loss) for the period                         --         --           --            --        (90,834)       (90,834)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2007               10,569,227     $1,057     $ 81,740      $152,769      $ (90,834)     $ 144,732

Common stock and warrants issued for
cash on July 15, 2008 @ 0.25                 304,000         30       38,626        37,344             --         76,000

Common stock and warrants issued for
cash on July 20, 2008 @ 0.30                 183,333         18       32,463        22,519             --         55,000

Common stock and warrants issued for
cash on December 25, 2008 @ 0.35             142,857         14       14,171        35,815             --         50,000

Options granted to a consultant                   --         --           --        28,196             --         28,196

Net (loss) for the year                           --         --           --            --       (201,019)      (201,019)
                                          ----------     ------     --------      --------      ---------      ---------
BALANCE - DECEMBER 31, 2008               11,199,417     $1,120     $166,999      $276,643      $(291,853)     $ 152,909

Common stock and warrants issued
for cash on July 2, 2009 @ 0.35               14,285          1        4,999            --             --          5,000

Warrants exercised on July 10, 2009
@ 0.20                                        50,000          5        9,995            --             --         10,000

Common stock and warrants issued for
cash on July 22, 2009 @ 0.35                  57,143          6       19,994            --             --         20,000

Common stock and warrants issued for
cash on July 28, 2009 @ 0.30                 250,000         25       74,975            --             --         75,000

Common stock issued persuant to
consulting agreement on
September 25, 2009 @ $0.35                   192,857         19       67,481            --             --         67,500

Net (loss) for the period                         --         --           --            --       (219,912)      (219,912)
                                          ----------     ------     --------      --------      ---------      ---------

BALANCE - SEPTEMBER 30, 2009              11,763,702     $1,176     $344,443      $276,643      $(511,765)     $ 110,497
                                          ==========     ======     ========      ========      =========      =========

              The accompanying notes to financial statements are an
                       integral part of these statements

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
                  AND CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
                           THROUGH SEPTEMBER 30, 2009
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                      Nine Months Ended               From
                                                                        September 30,               Inception
                                                               -----------------------------        (June 28,
                                                                 2009                2008             2007)
                                                               ---------           ---------        ---------
OPERATING ACTIVITIES:
  Net (loss)                                                   $(219,912)          $(157,878)       $(511,765)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Options granted to a consultant                                  --                  --           28,196
     Common stock issued persuant to consulting agreement         67,500                  --           67,500
     Depreciation and amortization                                   816                 677            2,424
  Changes in net assets and liabilities-
     Prepaid expenses                                             16,351             (14,000)         (25,493)
     Accounts payable and accrued liabilities                     (6,819)             10,871            4,706
                                                               ---------           ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                           (142,064)           (160,330)        (434,432)
                                                               ---------           ---------        ---------
INVESTING ACTIVITIES:
  Patent pending costs                                           (17,804)             (7,800)         (35,022)
  Purchase of property and equipment                                  --              (1,112)          (3,250)
                                                               ---------           ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                            (17,804)             (8,912)         (38,272)
                                                               ---------           ---------        ---------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                          110,000             131,000          526,566
  Loans from directors and stockholders                               --                (100)              --
                                                               ---------           ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        110,000             130,900          526,566
                                                               ---------           ---------        ---------

NET (DECREASE) INCREASE IN CASH                                  (49,868)            (38,342)          53,862

CASH - BEGINNING OF PERIOD                                       103,730             143,399               --
                                                               ---------           ---------        ---------

CASH - END OF PERIOD                                           $  53,862           $ 105,057        $  53,862
                                                               =========           =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                     $      --           $      --        $      --
                                                               =========           =========        =========
  Income taxes                                                 $      --           $      --        $      --
                                                               =========           =========        =========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of September 30, 2009, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of the Company's financial instruments approximated fair value due to their short-term nature and maturity.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and revenues and expenses for the periods ended September 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of

SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The

FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161, has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

As of September 30, 2009, the Company has capitalized legal fees of $27,221 for preparing a PCT application.

(4) PROPERTY AND EQUIPMENT

Cost:
  Office and computer equipment                          $3,250
Less: Accumulated depreciation and amortization           2,424
                                                         ------

Property and Equipment, net                              $  826
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

On July 10, 2009, a shareholder exercised warrants for 50,000 shares of common stock at an exercise price of $0.20 per share.

On July 22, 2009, the Company issued 57,143 shares of the Company's common stock pursuant to a private placement subscription agreement, at a purchase price of $0.35 per share, for an aggregate purchase price of $20,000.

On July 28, 2009, 250,000 units were issued pursuant to a private placement subscription agreement for cash consideration of $75,000 at a subscription price of $0.30 per unit. Each Unit is comprised of one share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $0.40 per share for a period of two years from the issuance date.

On September 25, 2009, 192,857 shares were issued to a consultant, pursuant to the cashless exercise feature in their consulting agreement. The shares were valued at $0.35 per share, for an aggregate amount of $67,500.

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

On July 10, 2009, a shareholder exercised warrants for 50,000 shares of common stock at an exercise price of $0.20 per share.

On September 25, 2009, 250,000 units were issued pursuant to a private placement subscription agreement for cash consideration of $75,000 at a subscription price of $0.30 per Unit. Each Unit is comprised of one share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $0.40 per share for a period of two years from the issuance date.

A summary of the Company's outstanding stock purchase warrants as of September 30, 2009 is presented below:

                             Exercise price          Remaining
              Warrants         per share         contractual life
              --------         ---------         ----------------
             3,769,227           $0.20               3 months
               304,000           $0.40               9 months
               183,333           $0.45               9 months
                14,285           $0.50               2.75 years
               250,000           $0.40               2 years
               142,857           $0.20               2.25 years
             ---------
             4,663,702

(7) INCOME TAXES

The provisions (benefit) for income taxes for the period ended September 30, 2009 and 2008 were as follows (using a 23% effective federal and state income tax rate):

                                                  2009                  2008
                                                ---------             ---------
Current Tax Provision:
Federal-
  Taxable income                                $      --             $      --
                                                ---------             ---------

Total current tax provision                     $      --             $      --
                                                =========             =========

Deferred Tax Provision:
Federal-
  Loss carryforwards                            $  50,580             $  36,312
  Change in valuation allowance                   (50,580)              (36,312)
                                                ---------             ---------

Total deferred tax provision                    $      --             $      --
                                                =========             =========

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008, as follows:

                                                  2009                  2008
                                                ---------             ---------

Loss carryforwards                              $ 117,706             $  67,126
Less - Valuation allowance                       (117,706)              (67,126)
                                                ---------             ---------

Total net deferred tax assets                   $      --             $      --
                                                =========             =========

As of September 30, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $511,765 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is a high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

From June 28, 2007 (inception) through September 30, 2009, the company paid $90,303 to its President and Director, Prof. Yossef Av-Gay for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007.

From June 28, 2007 (inception) through September 30, 2009, the company paid $26,000 to its Director, Dr. David Greenberg for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007.

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

On August 1, 2008, the Company extended a consulting agreement with 0794658 B.C Ltd., a company owned by Prof. Av-Gay, its President and Director, pursuant to which the consultant agreed to provide the Company with management consulting services, in exchange for payment by the Company of consulting fees in the amount of $3,000 per month. Pursuant to an amendment the consulting fees increased to $4,000 per month beginning in July 2009. The specific services to be provided by the consultant include: managing the Company's activities and operations, providing microbiology and biochemistry expertise, speaking on the Company's behalf to potential investors, collaborators, and partners, and filing patents with the U.S. Patent and Trademark Office. Upon expiration of the initial term, the consulting agreement is automatically renewable for terms of 90 days.

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

On December 15, 2008, the Company entered into a Consultancy Agreement pursuant to which the consultant served as a non-exclusive business development and company planning consultant for a period of one year. In consideration for its services, the Company issued options to the consultant to purchase 450,000 shares of its common stock, at an exercise price of $0.20 per share for a period of 4 years, of which 100,000 options vested immediately and the remaining 350,000 options vest upon the achievement of certain milestones. The options also contain a cashless exercise feature. Additionally, the Company agreed to pay the consultant a monthly consulting fee of $5,000 commencing after the Company has secured additional financing of an aggregate of $750,000. The agreement was terminated and the consultant elected the cashless exercise feature pursuant to which the Company issued 192,857 shares valued at $67,500.

On February 9, 2009, the Company entered into an agreement with a venture capital firm to raise approximately $3,000,000 through the sale of convertible preferred stock. As of September 30, 2009 the Company paid an expense deposit of $15,000 to the firm.

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

(10) RECLASSIFICATIONS

Certain items have been reclassified to conform to the current period presentation.

(11) EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

The Company evaluated events occurring between the balance sheet date and November 16, 2009, the date the financial statements were issued.

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

During the period ended September 30, 2009 we continued the research associated with the development of our urinary catheters. Our studies strengthened the company technology by demonstrating adequate slow releases and prevention of bacterial colonization associated with catheter-associated urinary infection which is the most common hospital acquired infection, affecting over one million people annually in the U.S. alone. An independent panel of scientists is now reviewing the data from these experiments in consideration for publication.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008, AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTH ENDED SEPTEMBER 30, 2008

During the three months ended September 30, 2009, we incurred operating expenses of $125,504, an increase of $66,088 or approximately 111% from the three month ended September 30, 2008. Operating expenses increased during the three month ended September 30, 2009 from the comparative period due to exercised option of the consultant. Significant elements include:

     * research and development costs of $30,500, which decreased from $31,500 during the same period in the prior year, a decrease of approximately 3%, due to prepaid expenses for research and development;
     * professional fees of $7,500 related to accounting and legal services, which decreased from $15,500 during the same period in the prior year, an increase of 52%, as a result of decreased legal services;
     * consulting fees of $71,024, which increased from $0 during the same period in the prior year, an increase of 100%, as a result of exercised option by the consultant.
     * general and administrative fees of $16,208, which is an increase from $12,190 during the same period in the prior year, an increase of approximately 33%, due to more travel and other related expenses; and

During the nine months ended September 30, 2009, we incurred operating expenses of $219,912, an increase of $62,034 or approximately 39% from the nine months ended September 30, 2008. Operating expenses increased during the nine month ended September 30, 2009 from the comparative period due to higher incurred expenses. Significant elements include:

     * research and development costs of $78,537, which decreased from $111,455 during the same period in the prior year, a decrease of approximately 30%, due to an end of Boston University service agreement;
     * professional fees of $17,156 related to accounting and legal services, which decreased from $20,638 during the same period in the prior year, a decrease of 17%, as a result of decrease accounting cost;
     * consulting fees of $93,073, which increase from $0 during the same period in the prior year, an increase of 100%, as a result of expensing prepaid option and exercise of options by the consultant.
     * general and administrative fees of $30,330, which is an increase from $25,108 during the same period in the prior year, a increase of approximately 21%, due to more travel and other related expenses; and

NET LOSS

We incurred a net loss of $125,504 for the three months ended September 30, 2009, compared to a net loss of $59,416 for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2009, we had cash of $53,862, representing a net decrease in cash of $49,868 since December 31, 2008.

Cash generated by financing activities during the nine months ended September 30, 2009 was $110,000. Cash used in operating activities amounted to $142,064 represented by a loss of $219,912 plus an increase in prepaid expenses from the previous balance sheet of $16,351, common stock issued of $67,500 , depreciation and amortizing of $816 and offset by accounts payable and accrued liabilities $6,819.

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

ITEM 4/4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of September 30, 2009, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of September 30, 2009, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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


Date: November 16, 2009                    By: /s/ Prof. Yossef Av-Gay
                                              ----------------------------------
                                           Name:  Prof. Yossef Av-Gay
                                           Title: President
                                                  (Principal Executive Officer)


Date: November 16, 2009                    By: /s/ Itamar David
                                              ----------------------------------
                                           Name:  Itamar David
                                           Title: Principal Financial Officer