Form 10-K
period 2009-12-31
Enox Biopharma Inc
filed 2010-04-15
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

   303-1687 W. Broadway, Vancouver BC                             V6J 1X2
(Address of principal executive offices)                        (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of April 15, 2010, there were 12,829,587 shares of our common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                               ENOX BIOPHARMA, INC

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

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

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

                                TABLE OF CONTENTS

PART I

Item 1.     Business                                                           1
Item 1A.    Risk Factors                                                       5
Item 1B.    Unresolved Staff Comments                                         10
Item 2.     Properties                                                        10
Item 3.     Legal Proceedings                                                 10
Item 4.     (Removed and Reserved)                                            10

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 11
Item 6.     Selected Financial Data                                           12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        17
Item 8.     Financial Statements and Supplementary Data                       17
Item 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          36
Item 9A[T]. Controls and Procedures                                           36
Item 9B.    Other Information                                                 37

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance           38
Item 11.    Executive Compensation                                            41
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        44
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                             45
Item 14.    Principal Accounting Fees and Services                            46

PART IV

Item 15     Exhibits, Financial Statement Schedules                           48

SIGNATURES                                                                    49

                                     PART 1

ITEM 1. BUSINESS.

                                CORPORATE HISTORY

We were incorporated on June 28, 2007 in the State of Nevada. We are a development stage biotechnology company, and to date have not earned any revenue and currently do not have any significant assets. We have never declared bankruptcy or been in receivership, and have never been involved in any legal action or proceedings. Since our incorporation, we have not made any significant purchase or sale of assets, nor have we been involved in any merger, acquisition or consolidation. Neither Enox Biopharma, nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

                              OUR CURRENT BUSINESS

We are focusing on the development and commercialization of advanced Nitric Oxide technologies for a variety of medical uses. Enox's patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections (HAI), innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening and drug resistant infections.

OUR PLATFORM TECHNOLOGY

Our platform technology utilizes Nitric Oxide, a non-antibiotic compound, which kills a wide range of pathogens. Nitric Oxide is a lipophilic gas, with an exceptionally short molecular half-life, involved in the regulation of diverse physiological mechanisms. It is an important signaling molecule with anti-infective and anti-inflammatory properties.

INHALATION THERAPIES

The latest medical approach to the management of inflammatory airway disease, such as asthma, is inhalation therapy using metered dose inhalers. With inhalation therapy, high drug concentrations are delivered directly to the lungs. As a result, systemic side effects may be avoided or minimized. The role of inhaled nitric oxide in the treatment of pulmonary hypertension and impaired lung function due to ventilation-perfusion mismatch has been expanding rapidly. First used in adult respiratory distress syndrome, it was also found to be effective in pulmonary hypertension after operation for congenital heart defects and graft dysfunction after lung transplantation.

MEDICAL DEVICES

A wide range of indwelling medical devices are being used on a daily basis to provide critical care to millions of patients. These devices include various catheters, tubes and blood lines that provide access for delivery of life-saving drugs, fluids and gases, as well as removal of unwanted substances from the body. While the use of such devices is vital for patients' care, the actual insertion creates a point of entry for microbes and is often associated with high rates of infection. We are developing antimicrobial coatings for urinary catheters, endotracheal tubes and ear tubes.

TOPICAL THERAPY

We are currently in the preclinical stage of developing topical nitric oxide treatments for burns and various dental procedures. We will be utilizing both the anti-infective and vasodilatation properties of nitric oxide to create revolutionary procedures in both of these areas. Early academic research has shown enormous potential for these new nitric oxide applications. Our management believes that these novel nitric oxide-based therapies will result in decreasing healing times and subsequent overall cost savings for the healthcare system.

THE MARKET

We are developing multiple products based on our core technology. We believe these products address defined market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.

Inhalation Therapies    We will expand the therapeutic use of Nitric Oxide to
                        treat influenza, asthma, sore throats and the common cold. The combined markets of these products and treatments are valued conservatively in the billions of dollars.

Medical Devices         A wide range of indwelling medical devices is being used
                        on a daily basis to provide critical care to millions of patients. These devices include various catheters, tubes and blood lines that provide access for delivery of life-saving drugs, fluids and gases, as well as removal of unwanted substances from the body. We believe these products address well-defined market needs, including increasing resistance to antibiotics, escalating medical costs and changing medical reimbursement policies.


Topical Therapy         The growing incidence of burn wounds and new methods to
                        approach the problem point to a robust market for companies that make products to treat burns. Kalorama
                        Information estimates in "Wound Care Markets, Vol. II,
                        Burn Treatments" that the worldwide burn-treatment market reached revenues of nearly $1.9 billion in 2006.
                        The burn treatment market will continue to grow in revenues reaching $2.6 billion revenues in 2011, with a compound annual growth rate of 6.9% during that timeframe.

COMPETITION

The biotechnology and pharmaceutical industries are highly competitive. Numerous entities in the US and elsewhere compete with our efforts to commercialize our technology. Our competitors include pharmaceutical, biomedical, biotechnology and diagnostic companies, academic and research institutions and governmental and other publicly and privately funded research agencies. These include Heinz Kurz GmbH, a medical device manufacturer, which we believe is a direct competitor as it manufacturers and sells a drug-eluting (or, drug-coated) product similar to ours, and Invotec International, Inc., a supplier of medical supplies and surgical devices, including drug-eluting products similar to ours. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our drug-eluting technology. Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing, marketing, sales, distribution and service than we have, and they may offer broader product lines and services and have greater name recognition that we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

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

ACTIVITIES DURING THE YEAR ENDED DECEMBER 31, 2009

During the fiscal period ending December 31, 2009, we diversified our IP portfolio beyond self-sterilizing catheters, tympanostomy tubes and endotracheal tubes. We developed a new patentable technology that will be applied to a wider defined application that will allow most polymer based medical devices to inherit nitric oxide-based, self sterilization characteristics. We believe that this extension into a wider Nitric Oxide-based IP catalogue will provide us with a strong foundation to develop new global business opportunities.

ACTIVITIES SUBSEQUENT TO THE YEAR ENDED DECEMBER 31, 2009

On March 1, 2010, we appointed Mr. Amir Avniel as Chairman of the Board of the Company. More information about Mr. Avniel is described below in Item 10 of this Annual Report on Form 10-K.

We also engaged a new Global Business Development Manager, Mr. Darryl K. Saunders, to assist in developing new markets and international relationships. He is an accomplished global marketer and business development professional with over 20 years experience in a variety of senior management roles, including eleven years at Microsoft.

FUTURE PLANS

We are in the process of continuing to expand our IP and knowledge base. There are potential new partners which with we are developing relationships that will allow us to strengthen our medical devices portfolio and embark into novel aspects of Nitric Oxide therapies.

GOVERNMENTAL REGULATION

Our research and development activities and the manufacturing and marketing of our Nitric Oxide technologies are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our products will be ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish the safety and efficacy of the types of products and technologies our Company is currently developing. Governments in other countries have similar requirements for testing and marketing.

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

RESEARCH AND DEVELOPMENT

Our research and development costs primarily consist of research programs related to the research, development and commercialization of our advanced Nitric Oxide technologies for a variety of medical users.

We estimate that our research and development cash expenditures, for the next twelve months will be approximately $174,000.

SUPPLIERS

We do not rely upon any suppliers for the materials for our product, or for the research and development of our technology.

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

ITEM 1A. RISK FACTORS.

Our business faces many risks. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could suffer and our investors and prospective investors may lose all or part of their investment due to any of these risks. Our investors and prospective investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

              RISKS RELATED TO OUR BUSINESS, STRATEGY, AND INDUSTRY

WE HAVE A LIMITED OPERATING HISTORY THEREFORE INVESTORS WILL HAVE A HARDER TIME EVALUATING OUR ABILITY TO DEVELOP OUR PRODUCT AND GENERATE REVENUES.

We were incorporated on June 28, 2007, and have had limited operations and have not realized any revenues to date. Our Nitric Oxide technologies are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. Therefore investors have only limited information upon which an evaluation of our future success or failure can be made.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Berman & Company, P.A., state in their audit report dated April 15, 2010, on the accompanying financial statements included in this Annual Report, that since we are a development stage company, have no established source of revenue, and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

OUR CURRENT CASH WILL FUND OUR BUSINESS UNTIL APPROXIMATELY THE END OF THE THIRD QUARTER OF 2010. IF WE ARE UNABLE TO OBTAIN THE NECESSARY ADDITIONAL FINANCING TO IMPLEMENT OUR BUSINESS PLAN, WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS WHICH WOULD RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT IN OUR COMMON STOCK.

As of April 15, 2010, we have approximately $234,076 in cash. We anticipate needing approximately $712,333 over the next twelve months. Therefore, we presently have a budgeted shortfall of approximately $478,257. We anticipate our existing cash balances will be depleted by the end of our third quarter of fiscal 2010.

Our ability successfully to develop our product and to eventually produce and sell it to generate operating revenues depends, among other things, on our ability to obtain the necessary financing to implement our business plan. We may need to issue equity or debt securities in the future to raise the necessary funds and we do not currently have any arrangements for additional financing. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model. Our ability to obtain debt financing will also be difficult and likely not ever feasible given that we do not have revenues or profits to pay interest or repay principal.

If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS, OUR BUSINESS MAY FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent, in part, upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $712,333 for the next 12 months. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and the loss of your entire investment.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, OUR BUSINESS MAY FAIL.

Our ability to compete successfully and achieve any revenue will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We currently have two US provisional patent applications and one US utility patent application on file with the US Patent and Trademark Office for our technologies which we rely on, along with trade secret laws, to protect our proprietary intellectual property. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights such as technology know-how. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

In addition, similar technology may be independently developed by competitors. While we believe that we have adequately protected our proprietary technology, and we intend to take all appropriate and reasonable legal measures to protect it in the future, the use of our technology by a competitor could have a material adverse effect on our business, financial condition, and results of operations, particularly is we are unable to defend our rights to such technology. In addition, competitors may discover novel uses, develop similar or more marketable technologies, or offer products similar to our product at lower prices. If we are unsuccessful in addressing the risks related to protecting our proprietary technology, our business will most likely fail.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT LITIGATION, WHICH MAY BE TIME-CONSUMING AND COSTLY.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, is likely to result in substantial costs and a diversion of resources that would otherwise have been used to fund growth in our business. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

CLINICAL TRIALS ARE EXPENSIVE, TIME CONSUMING, AND DIFFICULT TO DESIGN AND IMPLEMENT AND ANY DELAY WILL REQUIRE US TO OBTAIN ADDITIONAL FUNDING.

We have not commenced any clinical trials of our proposed technology or medical devices. Any clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials. We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the end of the third fiscal quarter of 2010. Accordingly, we will require additional funds to conduct clinical trials, obtain the necessary FDA and other regulatory approvals, and market our products and therapies. Any delay or failure of, or adverse results from, clinical trials will likely require us to obtain even further funding in order to address such delays or failures or to refocus our efforts on other product candidates and such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain funding. Similarly, human clinical trials for our product will be expensive and difficult to design and implement, in part because they will be subject to rigorous regulatory requirements.

The clinical trial process also is time-consuming. We estimate that clinical trials of our proposed products and therapies will take at least several years to complete once initiated. Furthermore, we may encounter problems that could cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

     *    unforeseen safety issues;
     *    determination of dosing issues;
     *    lack of effectiveness of the product for the indicated uses;
     *    slower than expected rates of patient recruitment;
     *    inability to monitor patients adequately during or after treatment;
          and
     * inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our medical devices with the FDA and, ultimately, our ability to commercialize our products and therapies and generate revenues.

THE RESULTS OF OUR CLINICAL TRIALS MAY NOT SUPPORT OUR PRODUCT CLAIMS.

Even if our pre-clinical testing and clinical trials are completed as planned, we cannot be certain that their results will support our product claims. Even if pre-clinical testing and early clinical trials for a product are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our medical devices and therapies are safe for humans or effective for indicated uses. Any such failure would likely cause us to abandon the products or therapies and may delay development of other product candidates.

OUR TECHNOLOGY WILL BE SUBJECT TO GOVERNMENT REGULATIONS AND APPROVALS WHICH MAY DELAY OR PREVENT THE MARKETING OF POTENTIAL PRODUCTS AND IMPOSE COSTLY PROCEDURES UPON OUR ACTIVITIES.

The FDA and comparable agencies in state and local jurisdictions and in foreign countries require lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. If we can't demonstrate the safety, reliability and efficacy of our technology, the FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any product we develop which would make it difficult or impossible to market our product and would harm our business.

Even if regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. The FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, if we receive FDA and other regulatory approvals of our products only for certain indicated uses, our competitors, including our collaborators, could market their pre-existing products for such indications even if such products have not been specifically approved for such indications. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market, all of which would have a material adverse effect on our results of operations.

OUR STRATEGY FOR RESEARCH, DEVELOPMENT AND COMMERCIALIZATION OF OUR TECHNOLOGY REQUIRES US TO ENTER INTO VARIOUS ARRANGEMENTS WITH CORPORATE AND ACADEMIC COLLABORATORS, LICENSORS, LICENSEES AND OTHERS, AND OUR BUSINESS PLAN IS DEPENDENT ON THE DILIGENT EFFORTS AND SUBSEQUENT SUCCESS OF THESE OUTSIDE PARTIES IN PERFORMING THEIR RESPONSIBILITIES.

We rely on third party independent consultants and contractors, such as medical device engineers and drug-coating experts, for the development, testing, marketing, and sale of our technology. These partners may not dedicate sufficient resources or give sufficient priority to our needs. In addition, they may terminate their relationships with us. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs. If we are unsuccessful in addressing these risks, our business will most likely fail.

THE TESTING AND COMMERCIALIZATION OF OUR TECHNOLOGY WILL EXPOSE US TO POTENTIAL PRODUCT LIABILITY CLAIMS WHICH MAY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

We face an inherent business risk of exposure to product liability claims in the event that the use of our core technology during research and development efforts, including clinical trials, or after commercialization, results in adverse effects. Clinical trials, manufacturing and product sales may expose us to liability claims from the use of our products. Though participants in clinical trials are generally required to execute consents and waivers of liability, a court may find such consents and waivers to be ineffective or invalid. We do not currently carry any product liability insurance and may not be able to acquire sufficient coverage in the future to cover large claims. As a result, we may incur significant product liability exposure. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

OUR BUSINESS IS SUBJECT TO COMPREHENSIVE GOVERNMENT REGULATION AND ANY CHANGE IN SUCH REGULATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR COMPANY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us, which may have a negative impact on our operations.

EVEN IF WE OBTAIN REGULATORY APPROVAL TO COMMERCIALIZE OUR TECHNOLOGY, LACK OF COMMERCIAL ACCEPTANCE MAY IMPAIR OUR BUSINESS.

Our product development efforts are primarily directed toward obtaining regulatory approval to market our Nitric Oxide technologies. Our technology may not be accepted by the marketplace as readily as these or other competing products, processes and methodologies. Additionally, our technology may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our technology and our potential revenues. As a result, even if our technology is developed into a marketable technology and we obtain all required regulatory approvals, we cannot be certain that our technology will be adopted at a level that would allow us to operate profitably.

IF WE DO NOT KEEP PACE WITH OUR COMPETITORS, TECHNOLOGICAL ADVANCEMENTS AND MARKET CHANGES, OUR TECHNOLOGY MAY BECOME OBSOLETE AND OUR BUSINESS MAY SUFFER.

The market for our technology is highly competitive, is subject to rapid technological changes, and varies for different individual products. We believe that there are potentially many competitive approaches being pursued that compete with our technology, including some by private companies for which information is difficult to obtain.

As a result, our competitors may develop new technologies that directly compete with our technology or even render our technology obsolete. Even if we are able to demonstrate that our technology provides improved or equivalent results in comparison with other products, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage, which could adversely affect our results of operations.

OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND A FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

We are highly dependent upon our management personnel, especially Prof. Av-Gay and Dr. Greenberg, because of their experience in pre-clinical and clinical drug development. The competition for qualified personnel in the markets in which we operate is intense and the loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on either of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individual or to replace any business lost by the death of that person.

NONE OF OUR OFFICERS AND DIRECTORS ARE PROHIBITED FROM ENGAGING IN OTHER ACTIVITIES AND MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT OPERATIONS AND GENERATE REVENUES.

None of our officers or directors is required to work exclusively for us, and they do not devote all of their time to our operations. Although It is expected that our officers and directors will devote approximately 35 hours per month to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slowdown in operations.

MOST OF OUR ASSETS AND SEVERAL OF OUR DIRECTORS AND OFFICERS ARE LOCATED OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, Canada. As a consequence, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, several of our directors and officers reside outside the United States, and nearly all of the assets of these non-US persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our non-US directors and officers in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

INVESTORS WILL HAVE LITTLE VOICE REGARDING OUR MANAGEMENT DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT. THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers and directors directly own 6,873,064 shares of the total of 12,829,587 issued and outstanding shares of our common stock (or 53.46% of our outstanding stock) and are in a position to continue to control us. Of these 12,829,587 shares, Prof. Av-Gay, our President, owns 5,355,846 shares (41.7%), Mr. Mizrahi, our Secretary, Treasurer, and a director, owns 675,000 shares (5.26%), each of Dr. Greenberg and Dr. Miller, our directors, owns 400,000 shares (3.1%), and Mr. Itamar David, our Chief Financial Officer, owns 442,218 shares (3.4%). Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. Moreover, investors will not be able to effect a change in our Board of Directors, business, or management.

                        RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE FOR SECURITIES OF BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES SUCH AS OURS HAS BEEN AND IS LIKELY TO CONTINUE TO BE HIGHLY VOLATILE.

The market prices for securities of biopharmaceutical and biotechnology companies have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, our ability to obtain new financing, the status of our relationships or proposed relationships with third-party collaborators, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our shares of common stock.

OUR STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR STOCK DUE TO THE ABSENCE OF A PUBLIC TRADING MARKET.

There is presently no public trading market for our common stock, we have not applied for a trading symbol or quotation, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. We may in the future seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. Even if a market for our common stock does develop, our stock price may be volatile, and such market may not be sustained.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on broker-dealers who make a market in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges) Our shares currently are not traded on any stock exchange nor are they quoted on the Over-the-Counter Bulletin Board. We may in the future seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date. If we are successful in finding a market maker and successful in applying for quotation on the Over-the-Counter Bulletin Board, it is very likely that our stock will be considered a "penny stock." In that case, purchases and sales of our shares will be generally facilitated by broker-dealers who act as market makers for our shares.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers selling penny stock may discourage such broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market, and should one develop, it will likely be volatile and subject to minimal trading volumes.

HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION BECAUSE OF OUR ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK AND AS A RESULT OF THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS TO PURCHASE SHARES OF OUR COMMON STOCK.

We are authorized to issue up to 100,000,000 shares of common stock. At present, there are 12,829,587 common shares issued and outstanding and our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience in the future more dilution in their percentage of ownership.

Moreover, the exercise of outstanding warrants and options and the sale of the shares of our common stock issuable upon exercise of those outstanding warrants and options could result in dilution to our current holders of common stock and cause a significant decline in the market price for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not lease or own any real property. We currently maintain our corporate office at 303-1687 W. Broadway, Vancouver BC V6J 1X2 Canada, in space provided to us by our Chief Financial Officer. We do not pay any rental fees for use of this space. We believe this space is sufficient for our purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material existing or pending legal proceeding against our Company nor are we involved as a plaintiff in any material proceeding or pending litigation, as of December 31, 2009. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our Company's interest as of December 31, 2009.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange. We may in the future seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date.

HOLDERS

On December 31, 2009, there were 63 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Following is certain information concerning certain securities which we sold or issued during the fiscal year ended December 31, 2009 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements, which was not previously included in reports we filed with the SEC.

1) On December 28, 2009, we issued 593,663 shares upon exercise of warrants at an exercise price of $0.20 per share for cash consideration of $118,733.

2) On November 23, 2009, we sold 111,111 units of our securities pursuant to a private placement subscription agreement for cash consideration of $100,000 at a subscription price of $0.90 per unit. Each unit consists of two shares of our common stock and one warrant. Each warrant is exercisable into one share of our common stock at an exercise price of $0.60 for a two-year period expiring November 12, 2011. We believed that the offer and sale of the units was exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for the transaction because the purchaser represented, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

3) On November 12, 2009, we issued 250,000 shares upon exercise of warrants at an exercise price of $0.20 per share for cash consideration of $50,000.

4) On July 28, 2009, we issued 250,000 units for $75,000 ($0.30 per unit). Each unit consisted on one share of common stock and one warrant, which have an exercise price of $0.40 per share and an expiration date of two years. We believed that the offer and sale of the units was exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for the transaction because the purchaser represented, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

5) On July 22, 2009, we issued 57,143 units for $20,000 ($0.35 per share). We believed that the offer and sale of the units was exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for the transaction because the purchaser represented, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

6) On July 2, 2009, we issued 14,285 units for $5,000 ($0.25 per unit). Each unit consists of one share of common stock and one warrant, which have an exercise price of $0.50 per share and an expiration date of three years. We believed that the offer and sale of the units was exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for the transaction because the purchaser represented, among other things, that he was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

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

OVERVIEW

Enox Biopharma, Inc. ("Enox", "us", "we" and "our") was incorporated on June 28, 2007 in the State of Nevada. We are a development stage biotechnology company, and to date have not earned any revenue and currently do not have any significant assets. Our corporate offices are located at 303-1687 W. Broadway, Vancouver BC, V6J 1X2, Canada. Our telephone number is (604) 637-9744 and our fax number is (888) 224-7259. We do not have any subsidiaries. We have a website at www.enoxbiopharma.com, however, the information contained on our website does not form part of this Annual Report.

We are focusing on the development and commercialization of advanced Nitric Oxide technologies for a variety of medical uses. Enox's patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections (HAI), innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening, drug resistant, infections.

Our technology and intellectual property is currently secured by two US provisional applications and one US utility patent application which we filed with the US Patent and Trademark Office.

During the fiscal period ending December 31, 2009 we diversified our IP portfolio beyond self-sterilizing catheters, tympanostomy tubes and endotracheal tubes. We developed a new patentable technology that will be applied to a wider defined application that will allow most polymer based medical devices to inherit nitric oxide-based, self sterilization characteristics. We believe that this extension into a wider Nitric Oxide-based IP catalogue will provide us with a strong foundation to develop new global business opportunities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this to continue for the foreseeable future. Our financial position as at December 31, 2009 and December 31, 2008 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                As at                 As at
                                             December 31,          December 31,
                                                2009                  2008
                                              ---------             ---------
Current Assets                                $ 250,409             $ 117,840
Current Liabilities                              (1,400)              (11,524)
                                              ---------             ---------
Working Capital                               $ 249,009             $ 106,316
                                              =========             =========

Working capital has increased from $106,316 at December 31, 2008 to $249,009 at December 31, 2009 due to an overall increase in our activity.

CASH FLOWS
                                             Year Ended            Year Ended
                                             December 31,          December 31,
                                                2009                  2008
                                              ---------             ---------
Net cash used in Operating Activities         $(247,797)            $(219,459)
Net cash used in Investing Activities              (589)               (1,110)
                                              ---------             ---------
Net cash provided by Financing Activities       378,732               180,900
Increase (Decrease) in Cash during the Year     130,346               (39,669)
Cash, Beginning of Year                         103,730               143,399
                                              ---------             ---------
Cash, End of Year                             $ 234,076             $ 103,730
                                              =========             =========

During the years ended December 31, 2009:

     (i) Our net cash used in operating activities was $247,797, which increased by 11% from $219,459 in 2008. This increase is primarily related to our increased research and development activities during 2009, and includes payments for consulting services by our collaborators, which arrangements commenced during 2009.
     (ii) Our net cash used in investing activities was $589 compared to $1,110 in 2008. This decrease, by 47%, is primarily related to costs associated with purchase of equipment.
     (iii) Our net cash from financing activities was $378,732 compared to $180,900 in 2008. This increase of 52% is the result of proceeds received in connection with private placements of our equity securities, and funds received upon the exercise of outstanding warrants during fiscal 2009.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

It is management's intention to concentrate our research and development efforts on the commercialization of our advanced Nitric Oxide technologies for a variety of medical uses. Our patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections (HAI), innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening and drug resistant infections. Depending on the level of financing and resources available, we may further develop our Nitric Oxide platform technology business beyond the products discussed herein.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

         Cash Operating Expenses
           Research and development                            $174,000
           General and Administrative                           183,000
           Professional fees and Business Development           120,000
           Employee and Consultant compensation                 235,000
                                                               --------
         TOTAL                                                 $712,000
                                                               ========

For the 12 months ended December 31, 2009, we recorded a net operating loss of $273,057 and have an accumulated deficit of $596,029 since inception. As at December 31, 2009, we had cash on hand of $234,076 and $16,333 in prepaid expenses. For the next 12 months, management estimates minimum cash requirements of $712,333 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months. We anticipate our existing cash balance will be depleted by the end of the third quarter of fiscal 2010, and will therefore need to obtain further financing through issuance of shares, debt or convertible debt. We do not currently have any arrangements for financing. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

There can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008.

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008 included herein.

                                               Year Ended          Year Ended
                                               December 31,        December 31,
                                                  2009                2008
                                                ---------           ---------
Revenue                                         $      --           $      --
                                                ---------           ---------
Expenses
  General and administrative                      113,374              67,439
  Research and development                        159,683             164,699

                                                ---------           ---------
Total expenses                                    273,057             232,138
                                                ---------           ---------
Net Loss                                        $(273,057)          $(232,138)
                                                =========           =========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate that significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended December 31, 2009 were $273,057 compared to $232,138 in 2008. This net increase of $4,919, or 2% was primarily due to the following:

     * $45,935, or 41% increase in general and administration due to an overall increase in our activity
     *    $5,061,or 3% decrease in research and development.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our Company to continue raising necessary financing to achieve our operating objectives; (iii) the continuing achievement of positive results from our research and development activities and (iv) the eventual attainment of profitable operations.

Our independent auditors included an explanatory paragraph in their audit report on our financial statements for the year ended December 31, 2009 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operations research and development activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, "INCOME TAXES," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, "INCOME TAXES - INTRAPERIOD TAX ALLOCATION," clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC Topic 260, "EARNINGS PER SHARE," basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2009 and 2008:

                                                    2009               2008
                                                  ---------          ---------
Warrants                                          1,005,586          4,936,750
Options                                                  --            100,000
                                                  ---------          ---------
Total common stock equivalents                    1,005,586          5,036,750
                                                  =========          =========

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES," which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company's financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "SUBSEQUENT EVENTS," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES," as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's business, financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2009 AND 2008


Report of Independent Registered Public Accounting Firm                       19

Balance Sheets as of December 31, 2009 and 2008                               20

Statements of Operations for the Years Ended December 31, 2009 and 2008,
and for the period from June 28, 2007 (inception) to December 31, 2009        21

Statement of Changes in Stockholders' Equity for the Years Ended
December 31, 2009 and 2008, and for the period from June 28, 2007
(inception) to December 31, 2009                                              22

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008,
and for the period from June 28, 2007 (inception) to December 31, 2009        23

Notes to Financial Statements                                                 24

                     [LETTERHEAD OF BERMAN & COMPANY. P. A]
                  Certified Public Accountants and Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Enox Biopharma, Inc.

We have audited the accompanying balance sheets of Enox Biopharma, Inc, (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008, and for the period from June 28, 2007 (inception) to December 31, 2009, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enox Biopharma, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from June 28, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $273,057 and net cash used in operations of $247,797 for the year ended December 31, 2009; and a working capital deficit and a stockholders' deficit of $249,009 and $596,029 at December 31, 2009, respectively, These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.



/s/ Berman & Company, P.A.
------------------------------------
Berman & Company, P.A.
Boca Raton, Florida
April 15, 2010

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          December 31,        December 31,
                                                                             2009                2008
                                                                           ---------           ---------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                     $ 234,076           $ 103,730
  Prepaid expenses                                                            16,333              14,110
                                                                           ---------           ---------
TOTAL CURRENT ASSETS                                                         250,409             117,840

Equipment, net                                                                 1,143               1,642
                                                                           ---------           ---------

TOTAL ASSETS                                                               $ 251,552           $ 119,482
                                                                           =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                         $   1,400           $  11,524
                                                                           ---------           ---------
TOTAL CURRENT LIABILITIES                                                      1,400              11,524
                                                                           ---------           ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, ($0.0001 par value, 50,000,000 shares authorized,
   no shares outstanding)                                                         --                  --
  Common stock, ($0.0001 par value, 100,000,000 shares authorized,
   12,829,587 and 11,199,417 issued and outstanding)                           1,283               1,120
  Additional paid in capital                                                 844,898             429,810
  Deficit accumulated during the development stage                          (596,029)           (322,972)
                                                                           ---------           ---------
Total Stockholders' Equity                                                   250,152             107,958
                                                                           ---------           ---------

Total Liabilities and Stockholders' Equity                                 $ 251,552           $ 119,482
                                                                           =========           =========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                             For the Period from
                                                                                                June 28, 2007
                                                                                                (Inception) to
                                                         For the Years Ended December 31,        December 31,
                                                            2009                2008                2009
                                                         -----------         -----------         -----------
OPERATING EXPENSES:
  General and administrative expenses                    $   113,374         $    67,439         $   204,646
  Research and development                                   159,683             164,699             391,383
                                                         -----------         -----------         -----------
TOTAL OPERATING EXPENSES                                     273,057             232,138             596,029
                                                         -----------         -----------         -----------

NET LOSS                                                 $  (273,057)        $  (232,138)        $  (596,029)
                                                         ===========         ===========         ===========

Net loss per common share - basic and diluted            $     (0.02)        $     (0.02)        $     (0.06)
                                                         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 DURING THE YEAR/PERIOD - BASIC AND DILUTED               11,475,416          10,794,090          10,257,493
                                                         ===========         ===========         ===========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
             Statement of Changes in Stockholders' Equity (Deficit)
     For the Years Ended December 31, 2009 and 2008 and for the period from
                 June 28, 2007 (Inception) to December 31, 2009

                                                         Common Stock,
                                                       $0.0001 Par Value      Additional                     Total
                                                      --------------------     Paid in     Accumulated    Stockholders'
                                                      Shares        Amount     Capital       Deficit         Equity
                                                      ------        ------     -------       -------         ------
Common stock issued to founder and
 consultants for cash ($0.0001/share)                6,750,000      $  675    $      8      $      --      $     683

Common stock and warrants issued for
 cash ($0.06/share)                                  3,819,227         382     234,501             --        234,883

Net loss for the period from inception
 to December 31, 2007                                       --          --          --        (90,834)       (90,834)
                                                    ----------      ------    --------      ---------      ---------

Balance, December 31, 2007                          10,569,227       1,057     234,509        (90,834)       144,732

Common stock and warrants issued for
 cash ($0.25/share)                                    304,000          30      75,970             --         76,000

Common stock and warrants issued for
 cash ($0.30/share)                                    183,333          18      54,982             --         55,000

Common stock and warrants issued for
 cash ($0.35/share)                                    142,857          14      49,986             --         50,000

Options granted to consultant for services                  --          --      14,363             --         14,363

Net loss, 2008                                              --          --          --       (232,138)      (232,138)
                                                    ----------      ------    --------      ---------      ---------

Balance, December 31, 2008                          11,199,417       1,120     429,810       (322,972)       107,958

Common stock and warrants issued for
 cash ($0.30/share)                                    250,000          25      74,975             --         75,000

Common stock and warrants issued for
 cash ($0.35/share)                                     71,428           7      24,993             --         25,000

Common stock and warrants issued for
 cash ($0.45/share)                                    222,222          22      99,978             --        100,000

Warrants exercised for cash ($0.20/share)              893,663          89     178,643             --        178,732

Common stock issued in connection with
 cashless exercise of stock options                    192,857          19         (19)            --             --

Options granted to consultant for services                  --          --      36,519             --         36,519

Net loss, 2009                                              --          --          --       (273,057)      (273,057)
                                                    ----------      ------    --------      ---------      ---------

BALANCE, DECEMBER 31, 2009                          12,829,587      $1,283    $844,898      $(596,029)     $ 250,152
                                                    ==========      ======    ========      =========      =========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the Period from
                                                                                                 June 28, 2007
                                                                                                 (Inception) to
                                                        For the Years Ended December 31,          December 31,
                                                           2009                 2008                 2009
                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (273,057)          $ (232,138)          $ (596,029)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                            1,088                  902                2,696
     Stock based compensation                               36,519               14,363               50,882
  Changes in operating assets and liabilities:
     Prepaid expenses                                       (2,223)             (14,110)             (16,333)
     Accounts payable                                      (10,124)              11,524                1,400
                                                        ----------           ----------           ----------
        NET CASH USED IN OPERATING ACTIVITIES             (247,797)            (219,459)            (557,384)
                                                        ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                       (589)              (1,110)              (3,839)
                                                        ----------           ----------           ----------
        NET CASH USED IN INVESTING ACTIVITIES                 (589)              (1,110)              (3,839)
                                                        ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants      200,000              181,000              616,567
  Proceeds from exercise of warrants                       178,732                   --              178,732
  Proceeds from loan payable - related party                    --                   --                  100
  Repayment of loan payable - related party                     --                 (100)                (100)
                                                        ----------           ----------           ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           378,732              180,900              795,299
                                                        ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                            130,346              (39,669)             234,076

CASH - BEGINNING OF YEAR/PERIOD                            103,730              143,399                   --
                                                        ----------           ----------           ----------

CASH - END OF YEAR/PERIOD                               $  234,076           $  103,730           $  234,076
                                                        ==========           ==========           ==========

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid during the period for:
  Income taxes                                          $       --           $       --           $       --
                                                        ==========           ==========           ==========
  Interest                                              $       --           $       --           $       --
                                                        ==========           ==========           ==========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


NOTE 1 NATURE OF OPERATIONS

Enox Biopharma, Inc. (the "Company" or "Enox") was organized and incorporated under the laws of the State of Nevada on June 28, 2007. The Company is focusing on the development and commercialization of advanced Nitric Oxide technologies for a variety of medical uses. Enox's patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections
(HAI), innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening and drug resistant infections.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

RISKS AND UNCERTAINTIES

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 3 regarding going concern matters.

CASH

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 and 2008, respectively.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which is three years.

LONG-LIVED ASSETS

Long-lived assets are carried at the lower of their carrying amount or their fair value. The Company periodically review the carrying values of long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment of value may have occurred, assets are reviewed for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company's short term financial instruments, approximates fair value due to the relatively short period to maturity for these instruments.

SEGMENT INFORMATION

For 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

RESEARCH AND DEVELOPMENT

Research and development is expensed as incurred.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, "INCOME TAXES," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, "INCOME TAXES - INTRAPERIOD TAX ALLOCATION," clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC Topic 260, "EARNINGS PER SHARE," basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The Company had the following potential common stock equivalents at December 31, 2009 and 2008:

                                                2009               2008
                                              ---------          ---------
      Warrants                                1,005,586          4,936,750
      Options                                        --            100,000
                                              ---------          ---------
      Total common stock equivalents          1,005,586          5,036,750
                                              =========          =========

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES," which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company's financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "SUBSEQUENT EVENTS," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES," as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's business, financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

NOTE 3 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $273,057 and net cash used in operations of $247,797 for the year ended December 31, 2009. The Company is in the development stage and has not generated any revenues.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 LOANS PAYABLE RELATED PARTY

In 2007, the Company's Chief Executive Officer advanced $100. The advance was non-interest bearing, unsecured and due on demand. The $100 was repaid in 2008.

NOTE 5 STOCKHOLDERS EQUITY

I. FOUNDER SHARES, COMMON STOCK AND WARRANTS

FOR THE YEAR ENDED DECEMBER 31, 2007

On June 28, 2007 (inception), the Company issued 6,350,000 shares of common stock to founders and 400,000 shares of common stock to consultants for a total of $683 ($0.0001/share).

During 2007, the Company had the following private placement:

DECEMBER 28, 2007

     *    3,819,227 units for $234,883 ($0.06/unit),
     * Each unit consisted of one share of stock (3,819,227) and one warrant (3,819,227 Series "A"),
     * Series "A" warrants have an exercise price of $0.20/share and an expiration date of two years,

FOR THE YEAR ENDED DECEMBER 31, 2008

During 2008, the Company had the following private placements:

(A) JULY 15, 2008

     *    304,000 units for $76,000 (0.25/unit),
     * Each unit consisted of one share of stock (304,000) and two warrants (304,000 Series "A") and (304,000 Series "B"),
     * Series "A" warrants have an exercise price of $0.30/share and an expiration date of one year,
     * Series "B" warrants have an exercise price of $0.40/share and an expiration date of two years.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


(B) JULY 20, 2008

     *    183,333 units for $55,000 ($0.30/unit),
     * Each unit consisted of one share of stock (183,333) and two warrants (183,333 Series "A") and (183,333 Series "B"),
     * Series "A" warrants have an exercise price of $0.35/share and an expiration date of one year,
     * Series "B" warrants have an exercise price of $0.45/share and an expiration date of two years.

(C) DECEMBER 25, 2008

     *    142,857 units for $50,000 ($0.35/unit),
     * Each unit consisted of one share of stock (142,857) and one warrant (142,857 Series "A"),
     * Series "A" warrants have an exercise price of $0.20/share and an expiration date of three years.

FOR THE YEAR ENDED DECEMBER 31, 2009

During 2009, the Company had the following private placements:

(A) JULY 2, 2009

     *    14,285 units for $5,000 ($0.35/unit),
     * Each unit consisted of one share of stock (14,285) and one warrant (14,285 Series "A"),
     * Series "A" warrants have an exercise price of $0.50/share and an expiration date of three years.

(B) JULY 22, 2009

     *    57,143 units for $20,000 ($0.35/share)

(C) JULY 28, 2009

     *    250,000 units for $75,000 ($0.30/unit),
     * Each unit consisted of one share of stock (250,000) and one warrant (250,000 Series "A"),
     * Series "A" warrants have an exercise price of $0.40/share and an expiration date of two years.

(D) NOVEMBER 23, 2009

     *    111,111 units for $100,000 ($0.90/unit),
     * Each unit consisted of two shares of stock (222,222) and one warrant (111,111 Series "A"),
     * Series "A" warrants have an exercise price of $0.60/share and an expiration date of two years.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


(E) DURING 2009, THE COMPANY HAD THE FOLLOWING WARRANT EXERCISES:

     *    July 10, 2009 - 50,000 shares at $0.20/share for $10,000.
     *    November 12, 2009 - 250,000 shares at $0.20/share for $50,000.
     *    December 28, 2009 - 593,663 shares at $0.20/share for $118,732

The following is a summary of the Company's warrants that are outstanding and exercisable at December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Warrants        Price         Years         Value
                                                 --------        -----         -----         -----
Balance - December 31, 2007                     3,819,227         0.20
Granted                                         1,117,523         0.35
Exercised                                              --           --
Forfeited/Cancelled                                    --           --
                                               ----------         ----          ----       --------
Balance - December 31, 2008 - outstanding       4,936,750         0.23          0.54       $609,513
                                               ==========         ====          ====       ========
Balance - December 31, 2008 - exercisable       4,936,750         0.23          0.54       $609,513
                                               ==========         ====          ====       ========
Granted                                           375,396         0.46
Exercised                                        (893,663)        0.20
Forfeited/Cancelled                            (3,412,897)        0.22
                                               ----------         ----          ----       --------
Balance - December 31, 2009 - outstanding       1,005,586         0.40          1.18       $     --
                                               ==========         ====          ====       ========
Balance - December 31, 2009 - exercisable       1,005,586         0.40          1.18       $     --
                                               ==========         ====          ====       ========

II. STOCK OPTIONS

(A) STOCK OPTION GRANT IN 2008

On December 20, 2008, the Company granted 100,000 stock options having a fair value of $14,363 for services rendered.

(B) STOCK OPTIONS GRANTED AND EXERCISED IN 2009

On September 25, 2009, the Company granted 350,000 stock options having a fair value of $36,519 for services rendered.

On September 25, 2009, the Company issued 192,857 shares of common stock in connection with a cashless exercise provision related to all 450,000 stock options previously granted.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The following is a summary of the Company's options that are outstanding and exercisable at December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Options         Price         Years         Value
                                                 -------         -----         -----         -----

Balance - December 31, 2007
Granted                                          100,000          0.20
Exercised                                             --            --
Forfeited/Cancelled                                   --            --
                                                --------          ----          ----         ----
Balance - December 31, 2008 - outstanding        100,000          0.20          2.97           --
                                                ========          ====          ====         ====
Balance - December 31, 2008 - exercisable        100,000          0.20          2.97           --
                                                ========          ====          ====         ====
Granted                                          350,000          0.20
Exercised                                       (450,000)         0.20
Forfeited/Cancelled                                   --            --
                                                --------          ----                       ----
Balance - December 31, 2009 - outstanding             --            --                         --
                                                ========          ====                       ====
Balance - December 31, 2009 - exercisable             --            --                         --
                                                ========          ====                       ====

(C) FAIR VALUE OF STOCK OPTION GRANTS

The Company determined the fair value of stock option grants based upon the following assumptions:

                                    2009               2008
                                    ----               ----
Expected term                         2 years             2 years
Expected volatility                 100%                100%
Expected dividends                    0%                 0%
Risk free interest rate            0.30%               0.30%
Expected forfeitures                  0%                  0%

NOTE 6 COMMITMENTS AND CONTINGENCIES

LITIGATIONS, CLAIMS AND ASSESSMENTS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


NOTE 7 INCOME TAXES

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $545,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2009 and 2008 are as follows:

                                                   2009                 2008
                                                 ---------            ---------
Gross deferred tax assets:
  Net operating loss carryforwards               $(221,000)           $(125,000)
                                                 ---------            ---------
Total deferred tax assets                          221,000              125,000
Less: valuation allowance                         (221,000)            (125,000)
                                                 ---------            ---------

Net deferred tax asset recorded                  $      --            $      --
                                                 =========            =========

The valuation allowance at December 31, 2008 was approximately $125,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $96,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009 and 2008, respectively.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 10% for State income taxes, a blended rate of 40.60%) as follows:

                                                      2009               2008
                                                    --------           --------
Expected tax expense (benefit) - Federal            $(84,000)          $(71,000)
Expected tax expense (benefit) - State               (27,000)           (23,000)

Non-deductible stock compensation                     15,000              6,000
Change in Valuation Allowance                         96,000             88,000
                                                    --------           --------
Actual tax expense (benefit)                        $     --           $     --
                                                    ========           ========

NOTE 8 SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 15, 2010, the date the financial statements were issued.

EMPLOYMENT AND CONSULTING AGREEMENTS

In 2010, the Company entered into agreements with individuals who will serve as officers and directors. The terms of these agreements are as follows:

     1.   Chief Executive Officer (February 1, 2010)
          a.   Monthly fee of $6,000.
          b. 800,000 stock options having a grant date fair value of $354,357, which vest evenly over a thirty six month period.

     2.   Chairman (January 9, 2010)
          a. Variable monthly cash payment based upon percentages of the Company's cash on hand. Currently, the Company does not have sufficient resources to meet the agreed upon amounts.
          b. 1,886,938 stock options having a grant date fair value of $837,451, which vest evenly over a thirty six month period.

     3.   Employee (February 1, 2010)
          a.   Annual salary - $50,000
          b. 200,000 stock options having a grant date fair value of $82,065, which vest over a two year period, quarterly, at 50,000 shares beginning August 1, 2010 through February 1, 2012.

     4.   Chief Financial Officer (February 15, 2010)
          a. 1,000,000 stock options having a grant date fair value of $442,921, which vest evenly over a thirty six month period.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                          (A Development Stage Company)
                           December 31, 2009 and 2008


The Company determined the fair value of stock option grants based upon the following assumptions:

        Expected term                    5-10 years
        Expected volatility               150%
        Expected dividends                  0%
        Risk free interest rate          2.43%
        Expected forfeitures                0%

Total grant date fair value of these 2010 stock option grants was $1,716,794.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal year ended December 31, 2009, we changed our independent registered public accounting from Moore & Associates Chartered ("Moore") to Seale and Beers, CPAs ("Seale") in August 2009. Following our dismissal of Moore, its registration with the Public Company Accounting Oversight Board was revoked. Subsequent to the end of fiscal 2009, on January 19, 2010, we dismissed Seale and engaged Berman & Company, P.A., as our new independent registered public accounting firm.

There were no disagreements with either Moore or Seale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Moore or Seale would have caused them to make reference to the subject matter of the disagreement(s) in connection with their respective reports, and there were no "reportable events" as defined in Item 304(a) (1) (v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2009, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Because of the material weaknesses described below, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we identified that our material weaknesses derived from the small size of our Company. That small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process, which and creates difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

AGREEMENT WITH PROF. AV-GAY

On February 1, 2010, the Company entered into a Memorandum of Understanding with G.N.E. Biotechnologies Ltd. pursuant to which Prof. Av-Gay will continue to serve as the Company's CEO. This agreement replaces the Consulting Agreement dated September 1, 2007 described in Item 11 herein. G.N.E Biotechnologies Ltd, is a company wholly owned by Prof. Av-Gay. Pursuant to the agreement, GNE will be paid an initial fee of $6,000 a month in exchange for Prof. Av-Gay's services. The parties acknowledged that GNEs fees should be $15,000, but agreed to a reduced fee, and agreed that the fee may be adjusted in certain circumstances, including if and when the Company has more available cash.

In addition, GNE is entitled to receive options to purchase up to an aggregate of 800,000 shares of the Company's common stock for a period of 10 years at an exercise price of $0.45 per share. The options will vest as follows: options to purchase 22,222 shares of Common Stock will vest each month for a period of 35 months following the date of the Agreement; options to purchase 22,230 shares of Common Stock will vest on the 36th month from the date of the Agreement. All unvested options will automatically vest in the event of a Change of Control (as defined in the Agreement) or if Prof. Av-Gay is terminated for cause. In addition, in the event that the Company closes one or more Investment Transaction(s) and/or Commercial Transactions (as such terms are defined in the Agreement), the as yet unvested options will vest on an accelerated basis, as set forth in the Agreement.

In the event of termination for cause, GNE will also be entitled to receive a one time payment of $360,000.

AGREEMENT WITH ITAMAR DAVID

On February 15, 2010, we entered into a memorandum of agreement with Itamar David pursuant to which Mr. David will serve as CFO of the Company. Pursuant to the agreement, Mr. David is entitled to receive options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock for a period of 10 years at an exercise price of $0.45. Of these options, options to 27,778 shares of Common Stock will vest each month for a period of 35 months following the date of the agreement, and the remaining 27,770 shares will vest during the 36th month. The options will vest in full in the event of a change of control (as defined in the agreement) or in the event Mr. David resigns as set forth in the agreement. The agreement is effective for a period of 3 years. The agreement may be terminated at any time for cause. Additionally, Mr. David may be asked to resign at such time as the Company, in its sole discretion, believes a full-time CFO is advisable.

AGREEMENT WITH AMIR AVNIEL

On January 9, 2010, we entered into a Memorandum of Agreement (the "Agreement") with Mr. Avniel, pursuant to which he will serve as Chairman of the Board. As consideration for his services, Mr. Avniel will receive the following fee: he shall be entitled to receive a fee of $10,000 per month in the event the Company has available Cash (as defined in the Agreement) in excess of $1.5 million, or a fee of $15,000 per month in the event the Company has available Cash in excess of $3.0 million. Mr. Avniel shall not receive any fees for as long as the Company has less than $1.5 million in available Cash. He will also be entitled to reimbursement of reasonable expenses.

In addition, Mr. Avniel will receive options to purchase up to an aggregate of 1,886,938 shares of the Company's common stock (the "Common Stock"), at an exercise price of $0.35 per share for a period of 10 years, of which options to purchase 52,415 shares of Common Stock will vest each month for a period of 36 months following the date of the Agreement. All unvested options will automatically vest in the event of a Change of Control (as defined in the Agreement). In addition, in the event that the Company closes one or more Investment Transaction(s) and/or Commercial Transactions (as such terms are defined in the Agreement) (collectively referred to herein as the "Transactions"), the as yet unvested options will vest on an accelerated basis, as set forth in the Agreement.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at April 15, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

     Name                        Position Held With Company           Age         Date Appointed
     ----                        --------------------------           ---         --------------
Mr. Amir Avniel             Chairman of the Board of Directors        36          March 1, 2010
Prof. Yossef Av-Gay         President and Chief Executive Officer     47          June 28, 2007
                            and Director
Dr. Chris Miller            Director                                  51          April 17, 2009
Mr. Itamar David            Chief Financial Officer                   30          July 23, 2009
Dr. David Greenberg         Chief Medical Officer and Director        49          June 28, 2007
Mr. Razi Mizrahi            Secretary, Treasurer and Director         44          June 28, 2007

BUSINESS EXPERIENCE

MR. AMIR AVNIEL, CHAIRMAN OF THE BOARD

Mr. Avniel served as Chief Executive Officer of Rosetta Genomics, a molecular diagnostics company that develops microRNA-based diagnostic tests and therapeutic tools (Nasdaq: ROSG), from April 2006 until October 2009, and asRosetta Genomics' President from May 2005 until October 2009. Mr. Avniel also served in other senior management positions at Rosetta Genomics, including Chief Technology Officer and Chief Operating Officer, from May 2001 to May 2005. Mr Avniel has been named co-author of 20 patent applications. Mr. Avniel studied computer science at the Academic College of Tel Aviv - Jaffa, Israel. Prior to his academic studies, he served as an officer in the Israel Defense Force, where he was awarded four commendations for excellence.

We believe Mr. Avniel's qualifications to sit on our board of directors include his years of experience in the biotech industry.

PROF. YOSSEF AV-GAY, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Prof. Yossef Av-Gay has served as our President, CEO and a member of our Board of Directors since June 28, 2007. The term of his office is for one year and is renewable on an annual basis. Since December 1994, Prof. Av-Gay has been employed by the University of British Columbia and his current position is Professor of Microbiology in the Department of Medicine. He is a microbiologist engaged in antimicrobial drug development. He is a full time faculty member of the Department of Medicine at the University of British Columbia in Vancouver, Canada. Prof. Av-Gay's research focuses on understanding unique mycobacterial metabolic pathways, identifying potential virulence genes, and validating these pathways as candidates for Tuberculosis drug development as well as preclinical tests of lead compounds. Prof. Av-Gay has authored 58 peer review scientific publications, three review articles, two book chapters, and 11 patents. He serves on scientific advisory boards and is a consultant to several biotech companies. Prof. Av-Gay is a member of the scientific review panel of the Canadian Institute of Health Research, and the European Commission panels for Diseases related to Poverty (Malaria, TB and AIDS), and for Life Sciences, Genomics and Biotechnology for Health.

We believe Prof. Av-Gay's qualifications to sit on our board of directors include his years of experience in the academic field of antimicrobial drug development, as well as the deep understanding of our products that he has acquired over several years of service on our board of directors and as our executive officer.

DR. CHRIS MILLER, MEMBER OF THE BOARD OF DIRECTORS

Dr. Chris Miller, is a Clinical Assistant Professor in the Faculty of Medicine, Respiratory Division, at the University of British Columbia, Canada. Dr. Miller has specialized his research in nitric oxide technology and therapeutic research. From 1998 to 2007, Dr. Miller served as the CEO of Pulmonox Medical Inc., a leading-edge biotech company based in Alberta, Canada ("PMI"). PMI is the successor corporation to Pulmonox Research and Development Corporation, a company that researched and developed nitric oxide gas as a platform technology which Dr. Miller founded in 1993. Dr. Miller is also currently a consultant and sole owner of NRD Solutions, Inc. ("NRD"), a Canadian company which currently serves a consultant to Enox. Pursuant to the Company's Consulting Agreement with NRD, NRD evaluates the Company's medical devices, provides opinions on the Company's devices and technologies and speaks on the Company's behalf to potential investors, collaborators and partners. NRD receives a fee of $12,000 for a twelve-month period which commenced on September 1, 2008. Dr. Miller is a principal, owner and founder of Novipan, Inc., a nitric technology development company. In addition, Dr. Miller is currently a principal, owner and founder of Nitric Solutions, Inc., a nitric oxide gas manufacturer for human and veterinary uses. He also continues to consult for biopharmaceutical companies dedicated to the development of nitric oxide therapies and technologies in the areas of immunology, cancer and infectious diseases.

From 2007 to 2009, Dr. Miller was a Research Associate in the Division of Infectious Diseases at the University of British Columbia, where he continued to develop nitric oxide therapies in the areas of wound healing, leishmaniasis and tinea pedis. Dr. Miller received a doctorate (2004) in experimental medicine, pulmonary medicine and infectious diseases from the University of British Columbia, a B.A. degree (1991) in Management of Health Services from Ottawa University in Kansas, and an Associate Degree (1982) in Respiratory Therapy from Northern Alberta Institute of Technology in Edmonton, Canada. His thesis research evaluated the use of gaseous nitric oxide (gNO) as antibacterial agent for respiratory tract infections and surface wound infections. Dr. Miller has authored over 20 papers in peer review publications and has six issued patents with 14 pending. In 2004, he received the prestigious Jimmy Schultz Award for his "dedication to improving patient care through research and innovative use of respiratory care technology."

We believe Dr. Miller's qualifications to sit on our board of directors include his years of experience in the Nitric Oxide medical field.

MR. ITAMAR DAVID, CHIEF FINANCIAL OFFICER

Mr. Itamar David has served as our Chief Financial Officer since July 23, 2009. The term of his office is for one year and is renewable on an annual basis. Mr. David has been self-employed as a consultant to private and public companies. Mr. David provides consulting services related to acquisitions and financings for small- and medium sized private companies, and assists with due diligence and financial reporting for his clients. From 2001 to August 2006, Mr. David served as an independent consultant to private companies in the field of design, development and implementation of computer-based information systems, particularly software applications.

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

We believe Dr. Greenberg's qualifications to sit on our board of directors include his years of experience as a researcher and as a medical doctor, as well as the deep understanding of our products that he has acquired over several years of service on our board of directors.

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

We believe Mr. Mizrahi's qualifications to sit on our board of directors include his years of experience as a financier, as well as the deep understanding of our products that he has acquired over several years of service on our board of directors and as an officer.

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

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code during the fiscal year ended 2010.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; nor
(iv) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009, each of the forms were filed timely, except for the Form 3 for Dr. Miller, which was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers during the fiscal years ended December 31, 2009, 2008 and 2007.

               SUMMARY COMPENSATION TABLE FOR 2007, 2008 AND 2009


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Prof. Yossef    2009       --        --          --          --            --              --          42,000(3)      42,000
Av-Gay,         2008       --        --          --          --            --              --          36,000(1)      36,000
President, CEO  2007       --        --          --          --            --              --          18,000(1)      18,000
and Director

Mr. Itamar      2009       --        --          --          --            --              --               --            --
David,          2008       --        --          --          --            --              --               --            --
Chief           2007       --        --          --          --            --              --               --            --
Financial
Officer(4)

Dr. David       2009       --        --          --          --            --              --          12,000(2)      12,000
Greenberg,      2008       --        --          --          --            --              --           6,000(2)       6,000
Chief Medical   2007       --        --          --          --            --              --          12,000(2)      12,000
Officer and
Director

Razi Mizrahi    2009       --        --          --          --            --              --               --            --
Secretary,      2008       --        --          --          --            --              --               --            --
Treasurer and   2007       --        --          --          --            --              --               --            --
Director

----------
(1) Represents compensation of $3,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007 which we entered into with 0794658 B.C. Ltd., a company owned by Prof. Av-Gay. Additional details are available under Item 13 below.
(2) Represents compensation of $1,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated August 1, 2007 which we entered into with Dr. Greenberg. Additional details are available under "Employment Contracts, Termination of Employment, Change-in-Control Arrangement" below. During 2009, we also prepaid $1,000 for services to be performed under this Consulting Agreement during fiscal 2010.
(3) Represents compensation of $3,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007 which we entered into with 0794658 B.C. Ltd. between January and July 2009, and $4,000 per month for the months of July through December 2009, pursuant to the terms of the July 1, 2009 Amendment to the Consulting Agreement. Additional details are available under Item 13 below.
(4)  Mr. David was appointed to serve as Chief Financial Officer on July 23,
     2009.

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

AGREEMENT WITH DR. GREENBERG

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

AGREEMENT WITH NRD SOLUTIONS

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

AGREEMENT WITH PROF. AV-GAY

On February 1, 2010, the Company entered into a Memorandum of Understanding with G.N.E. Biotechnologies Ltd. pursuant to which Prof. Av-Gay will continue to serve as the Company's CEO. This agreement replaces the Consulting Agreement dated September 1, 2007 described above. G.N.E Biotechnologies Ltd, is a company wholly owned by Prof. Av-Gay. Pursuant to the agreement, GNE will be paid an initial fee of $6,000 a month in exchange for Prof. Av-Gay's services. The parties acknowledged that GNEs fees should be $15,000, but agreed to a reduced fee, and agreed that the fee may be adjusted in certain circumstances, including if and when the Company has more available cash.

In addition, GNE is entitled to receive options to purchase up to an aggregate of 800,000 shares of the Company's common stock for a period of 10 years at an exercise price of $0.45 per share. The options will vest as follows: options to purchase 22,222 shares of Common Stock will vest each month for a period of 35 months following the date of the Agreement; options to purchase 22,230 shares of Common Stock will vest on the 36th month from the date of the Agreement. All unvested options will automatically vest in the event of a Change of Control (as defined in the Agreement) or if Prof. Av-Gay is terminated for cause. In addition, in the event that the Company closes one or more Investment Transaction(s) and/or Commercial Transactions (as such terms are defined in the Agreement), the as yet unvested options will vest on an accelerated basis, as set forth in the Agreement.

In the event of termination for cause, GNE will also be entitled to receive a one time payment of $360,000.

AGREEMENT WITH ITAMAR DAVID

On February 15, 2010, we entered into a memorandum of agreement with Itamar David pursuant to which Mr. David will serve as CFO of the Company. Pursuant to the agreement, Mr. David is entitled to receive options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock for a period of 10 years at an exercise price of $0.45. Of these options, options to 27,778 shares of Common Stock will vest each month for a period of 35 months following the date of the agreement, and the remaining 27,770 shares will vest during the 36th month. The options will vest in full in the event of a change of control (as defined in the agreement) or in the event Mr. David resigns as set forth in the agreement. The agreement is effective for a period of 3 years. The agreement may be terminated at any time for cause. Additionally, Mr. David may be asked to resign at such time as the Company, in its sole discretion, believes a full-time CFO is advisable.

AGREEMENT WITH AMIR AVNIEL

On January 9, 2010, we entered into a Memorandum of Agreement (the "Agreement") with Mr. Avniel, pursuant to which he will serve as Chairman of the Board. As consideration for his services, Mr. Avniel will receive the following fee: he shall be entitled to receive a fee of $10,000 per month in the event the Company has available Cash (as defined in the Agreement) in excess of $1.5 million, or a fee of $15,000 per month in the event the Company has available Cash in excess of $3.0 million. Mr. Avniel shall not receive any fees for as long as the Company has less than $1.5 million in available Cash. He will also be entitled to reimbursement of reasonable expenses.

In addition, Mr. Avniel will receive options to purchase up to an aggregate of 1,886,938 shares of the Company's common stock (the "Common Stock"), at an exercise price of $0.35 per share for a period of 10 years, of which options to purchase 52,415 shares of Common Stock will vest each month for a period of 36 months following the date of the Agreement. All unvested options will automatically vest in the event of a Change of Control (as defined in the Agreement). In addition, in the event that the Company closes one or more Investment Transaction(s) and/or Commercial Transactions (as such terms are defined in the Agreement) (collectively referred to herein as the "Transactions"), the as yet unvested options will vest on an accelerated basis, as set forth in the Agreement.

There are no other employment or other contracts or arrangements with our executive officers.

                       COMPENSATION OF DIRECTORS FOR 2009

We do not compensate our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of Enox Biopharma other than services ordinarily required of a director.

                             Fees                              Non-Equity      Nonqualified
                            Earned                             Incentive         Deferred
                           Paid in      Stock      Option        Plan          Compensation      All Other
    Name                   Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                   -------     ---------  ---------  ---------------    -----------    ---------------   --------
Prof. Yossef Av-Gay(1)       --          --          --            --               --                --             --
Dr. Chris Miller             --          --          --            --               --            12,000(2)      12,000
Dr. David Greenberg(1)       --          --          --            --               --                --             --
Razi Mizrahi(1)              --          --          --            --               --                --             --

----------
(1) Prof. Av-Gay, Dr. Greenberg and Mr. Mizrahi also serve as our executive officer or consultants. Compensation they received for such services during fiscal 2009 are described above in the Summary Compensation Table.
(2) Represents compensation of $1,000 per month paid for services as an independent contractor pursuant to the terms of the Consulting Agreement dated September 1, 2007 which we entered into with NRD Solutions. Additional details are available under "Employment Contracts, Termination of Employment, Change-in-Control Arrangement" above. Dr. Miller did not receive any compensation for services as a director to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2010 for:

     *    each of our executive officers;
     *    each of our directors;
     *    all of our executive officers and directors as a group; and
     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Enox Biopharma, Inc., 303-1687 W. Broadway, Vancouver BC V6J 1X2Canada.

The percentage ownership information shown in the table below is calculated based on 12,829,587 shares of our common stock issued and outstanding as of April 15, 2010.

                                                   Amount and
                                                   Nature of
Title of        Name and Address of                Beneficial         Percent of
 Class           Beneficial Owner                  Ownership            Class
 -----           ----------------                  ---------            -----

Common       Prof. Yossef Av-Gay(1)                5,355,846             41.7%
Common       Mr. Amir Avniel                               0               --
Common       Dr. David Greenberg (2)                 400,000              3.1%
Common       Dr. Chris Miller (5)                    400,000              3.1%
Common       Mr. Razi Mizrahi (3)                    675,000             5.26%
Common       Mr. Itamar David (4)                    442,218              3.4%
Common       Directors and officers
              as a group (six persons)             7,273,064            56.56%

----------
(1)  Prof. Av-Gay's address is 3849 West 13th Avenue, Vancouver BC V6R2S9,
     Canada.
(2)  Dr. Greenberg's address is 39 Tamar St, Omer 94965, Israel.
(3)  Mr. Mizrahi's address is 3 Haruvim St., Pardes Hana 37000, Israel.
(4) Represents (i) 299,361 shares of common stock, (ii) warrants to purchase 142,857 shares of common stock at an exercise price of $0.20 per share which expire on December 25, 2011. Mr. David's address is 13 Achuza St., Pardes-Hana Karkur 37075. Itamar David expressly disclaims beneficial ownership with respect to the shares owned by his wife, Hadas David.
(5) Dr. Chris Miller's address is 4231 Glenhaven Crescent, North Vancouver, V7G 1B8 Canada.

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

On July 1, 2009, amended the compensation rate included in the Consulting Agreement, and agreed to pay $4,000 for each month of consulting during the term of the Agreement.

On February 1, 2010, the Company entered into a Memorandum of Understanding with G.N.E. Biotechnologies Ltd. pursuant to which Prof. Av-Gay will continue to serve as the Company's CEO. This agreement replaces the Consulting Agreement dated September 1, 2007 described above. G.N.E Biotechnologies Ltd, is a company wholly owned by Prof. Av-Gay. Pursuant to the agreement, GNE will be paid an initial fee of $6,000 a month in exchange for Prof. Av-Gay's services. The parties acknowledged that GNEs fees should be $15,000, but agreed to a reduced fee, and agreed that the fee may be adjusted in certain circumstances, including if and when the Company has more available cash.

In addition, GNE is entitled to receive options to purchase up to an aggregate of 800,000 shares of the Company's common stock for a period of 10 years at an exercise price of $0.45 per share. The options will vest as follows: options to purchase 22,222 shares of Common Stock will vest each month for a period of 35 months following the date of the Agreement; options to purchase 22,230 shares of Common Stock will vest on the 36th month from the date of the Agreement. All unvested options will automatically vest in the event of a Change of Control (as defined in the Agreement) or if Prof. Av-Gay is terminated for cause. In addition, in the event that the Company closes one or more Investment Transaction(s) and/or Commercial Transactions (as such terms are defined in the Agreement), the as yet unvested options will vest on an accelerated basis, as set forth in the Agreement.

In the event of termination for cause, GNE will also be entitled to receive a one time payment of $360,000.

REAL PROPERTY

We changed our corporate office from 3849 West 13th Avenue, Vancouver BC V6R 2S9 Canada, to 303-1687 Broadway West, Vancouver, BC V6J 1X2, in space provided to us by our Chief Financial Officer. We do not pay any rental fees for use of this space.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2009, we changed our independent registered public accounting from Moore & Associates Chartered ("Moore") to Seale and Beers, CPAs ("Seale") in August 2009. Following our dismissal of Moore, its registration with the Public Company Accounting Oversight Board was revoked. Subsequent to the end of fiscal 2009, on January 19, 2010, we dismissed Seale and engaged Berman & Company, P.A., as our new independent certifying accountants.

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2007, 2008 and 2009 for professional services rendered by Moore and Associates, Chartered Accountants, with respect to the audit of our 2007 and 2008 financial statements, and Seale and Beers CPA's for the audit of our 2009, financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                             Years Ended         Years Ended
                                             December 31,        December 31,
                                                2008                2009
                                              --------            --------
Audit Fees and Audit Related Fees             $  6,000            $ 14,500
Tax Fees                                      $      0            $      0
All Other Fees                                $      0            $      0
                                              --------            --------
TOTAL                                         $  6,000            $ 14,500 (1)
                                              ========            ========

----------
(1) Audit fees for year ended December 31, 2009 have not yet been billed to us yet

Our new auditors, Berman & Company, P.A. have billed $40,000 pertaining to the reaudit of the prior year's (2008 and 2007) previously audited by Moore & Associates, a PCAOB registered firm that was sanctioned and banned from practicing public accounting. Berman also audited 2009.

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

Enox Biopharma, Inc.


By: /s/ Prof. Yossef Av-Gay
   --------------------------------------------
   Prof. Yossef Av-Gay, Chief Executive Officer
   (Principal Executive Officer)

Dated: April 15, 2010


By: /s/ Itamar David
   --------------------------------------------
   Mr. Itamar David, Chief Financial Officer
   (Principal Financial and Accounting Officer)

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Prof. Yossef Av-Gay
-----------------------------------------------
Prof. Yossef Av-Gay, Chief Executive Officer
and Director (Principal Executive Officer)

Dated: April 15, 2010


/s/ Itamar David
-----------------------------------------------
Mr. Itamar David, Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Amir Avniel
-----------------------------------------------
Mr. Amir Avniel, Chairman of the Board
of Directors

Dated: April 15, 2010


/s/ Razi Mizrahi
-----------------------------------------------
Mr. Razi Mizrahi, Secretary, Treasurer
and Director

Dated: April 15, 2010