Form 10-Q
period 2010-03-31
Enox Biopharma Inc
filed 2010-05-17
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2010

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

                       303-1687 W. Broadway, Vancouver BC
                                 V6J 1X2 Canada
               (Address of principal executive offices)(Zip code)

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

The issuer has 12,829,587 shares of common stock outstanding as of May 17, 2010.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010

                                                                            Page
                                                                            ----

Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009 (Audited)                                                  3

Statements of Operations for the Three Months Ended
March 31, 2010 and 2009, and from June 28, 2007 (inception)
to March 31, 2010 (Unaudited)                                                4

Statement of Stockholders' Equity from June 28, 2007 (inception)
to March 31, 2010 (Unaudited)                                                5

Statements of Cash Flows for the Three Months Ended
March 31, 2010 and 2009, and from June 28, 2007 (inception)
to March 31, 2010 (Unaudited)                                                6

Notes to the Financial Statements                                            7

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      March 31, 2010       December 31, 2009
                                                                      --------------       -----------------
                                                                       (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                   $ 151,526            $ 234,076
  Deposit                                                                    9,880                   --
  Prepaid expenses                                                          12,333               16,333
                                                                         ---------            ---------
TOTAL CURRENT ASSETS                                                       173,739              250,409

EQUIPMENT, NET                                                               1,001                1,143
                                                                         ---------            ---------

TOTAL ASSETS                                                             $ 174,740            $ 251,553
                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accrued liability                                                      $  14,917            $      --
  Accounts payable                                                           1,820                1,400
                                                                         ---------            ---------
TOTAL CURRENT LIABILITIES                                                   16,737                1,400
                                                                         ---------            ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, ($0.0001 par value, 50,000,000 shares authorized,
   no shares outstanding)                                                       --                   --
  Common stock, ($0.0001 par value, 100,000,000 shares authorized,
   12,829,587 and 12,829,587 issued and outstanding)                         1,283                1,283
  Additional paid in capital                                               960,379              844,898
  Deficit accumulated during the development stage                        (803,659)            (596,029)
                                                                         ---------            ---------
Total Stockholders' Equity                                                 158,003              250,152
                                                                         ---------            ---------

Total Liabilities and Stockholders' Equity                               $ 174,740            $ 251,552
                                                                         =========            =========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                    June 28, 2007
                                                                                                   (Inception) to
                                                          For the three months Ended March 31,        March 31,
                                                              2010                   2009               2010
                                                          ------------           ------------       ------------
OPERATING EXPENSES:
  General and administrative expenses                     $    168,352           $     22,449       $    372,999
  Research and development                                      39,278                 19,167            430,660
                                                          ------------           ------------       ------------
TOTAL OPERATING EXPENSES                                       207,630                 41,616            803,659
                                                          ------------           ------------       ------------

NET LOSS                                                  $   (207,630)          $    (41,616)      $   (803,659)
                                                          ============           ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED             $      (0.02)          $      (0.00)      $      (0.08)
                                                          ============           ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED                      12,829,587             11,199,417         10,487,373
                                                          ============           ============       ============


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
             Statement of Changes in Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2009 and 2008 and from
                  June 28, 2007 (Inception) to March 31, 2010
                                   (Unaudited)

                                                         Common Stock,
                                                       $0.0001 Par Value      Additional                     Total
                                                      --------------------     Paid in     Accumulated    Stockholders'
                                                      Shares        Amount     Capital       Deficit         Equity
                                                      ------        ------     -------       -------         ------
Common stock issued to founder and
 consultants for cash ($0.0001/share)                6,750,000      $  675    $      8      $      --      $     683

Common stock and warrants issued for
 cash ($0.06/share)                                  3,819,227         382     234,501             --        234,883

Net loss for the period from inception
 to December 31, 2007                                       --          --          --        (90,834)       (90,834)
                                                    ----------      ------    --------      ---------      ---------

Balance, December 31, 2007                          10,569,227       1,057     234,509        (90,834)       144,732

Common stock and warrants issued for
 cash ($0.25/share)                                    304,000          30      75,970             --         76,000

Common stock and warrants issued for
 cash ($0.30/share)                                    183,333          18      54,982             --         55,000

Common stock and warrants issued for
 cash ($0.35/share)                                    142,857          14      49,986             --         50,000

Options granted to consultant for services                  --          --      14,363             --         14,363

Net loss, 2008                                              --          --          --       (232,138)      (232,138)
                                                    ----------      ------    --------      ---------      ---------

Balance, December 31, 2008                          11,199,417       1,120     429,810       (322,972)       107,958

Common stock and warrants issued for
 cash ($0.30/share)                                    250,000          25      74,975             --         75,000

Common stock and warrants issued for
 cash ($0.35/share)                                     71,428           7      24,993             --         25,000

Common stock and warrants issued for
 cash ($0.45/share)                                    222,222          22      99,978             --        100,000

Warrants exercised for cash ($0.20/share)              893,663          89     178,643             --        178,732

Common stock issued in connection with
 cashless exercise of stock options                    192,857          19         (19)            --             --

Options granted to consultant for services                  --          --      36,519             --         36,519

Net loss, 2009                                              --          --          --       (273,057)      (273,057)
                                                    ----------      ------    --------      ---------      ---------

Balance, December 31, 2009                          12,829,587       1,283     844,898       (596,029)       250,152

Options granted to consultant for services
 rendered                                                   --          --     115,481             --        115,481

Net loss, 2010                                              --          --          --       (207,630)      (207,630)
                                                    ----------      ------    --------      ---------      ---------

BALANCE, MARCH  31, 2010                            12,829,587      $1,283    $960,379      $(803,659)     $ 158,003
                                                    ==========      ======    ========      =========      =========

                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    June 28, 2007
                                                                                                   (Inception) to
                                                          For the three months Ended March 31,        March 31,
                                                              2010                   2009               2010
                                                           ----------             ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (207,630)            $  (41,616)        $ (803,659)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                 142                    272             (1,001)
     Share based payment                                      115,481                     --            166,363
  Changes in operating assets and liabilities:
     Deposit                                                   (9,880)                    --             (9,880)
     Accrued Liability                                         14,917                 (9,525)            14,917
     Prepaid expenses                                           4,000                 (7,223)           (12,333)
     Accounts payable                                             420                    415              1,820
                                                           ----------             ----------         ----------
          NET CASH USED IN OPERATING ACTIVITIES               (82,551)               (57,677)          (643,774)
                                                           ----------             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants              --                     --            616,567
  Proceeds from exercise of warrants                               --                     --            178,732
  Proceeds from loan payable - related party                       --                     --                100
  Repayment of loan payable - related party                        --                     --               (100)
                                                           ----------             ----------         ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                --                     --            795,299
                                                           ----------             ----------         ----------

NET INCREASE (DECREASE) IN CASH                               (82,551)               (57,677)           151,525

CASH - BEGINNING OF PERIOD                                    234,076                103,730                 --
                                                           ----------             ----------         ----------

CASH - END OF PERIOD                                       $  151,526             $   46,053         $  151,525
                                                           ==========             ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid during the period for:
  Income taxes                                             $       --             $       --         $       --
                                                           ==========             ==========         ==========
  Interest                                                 $       --             $       --         $       --
                                                           ==========             ==========         ==========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


NOTE 1 NATURE OF OPERATIONS

Enox Biopharma, Inc. (the "Company" or "Enox") was organized and incorporated under the laws of the State of Nevada on June 28, 2007. The Company is focusing on the development and commercialization of advanced Nitric Oxide technologies for a variety of medical uses. Enox's patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections, innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening and drug resistant infections.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

RISKS AND UNCERTAINTIES

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. Also see Note 3 regarding going concern matters.

RESEARCH AND DEVELOPMENT

Research and development is expensed as incurred.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, "IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS ("ASU 2010-06"). ASU 2010-06 amends ASC 820, "FAIR VALUE
MEASUREMENTS" ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company's consolidated financial position or results of operations.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


NOTE 3 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $207,630 and net cash used in operations of $82,551 for the period ended March 31, 2010. The Company is in the development stage and has not generated any revenues.

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


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

(B) JULY 20, 2008

*    183,000 units for $55,000 ($0.30/unit),
* Each unit consisted of one share of stock (183,333) and two warrants (183,333 Series "A") and (183,333 Series "B"),
* Series "A" warrants have an exercise price of $0.35/share and an expiration date of one year,
* Series "B" warrants have an exercise price of $0.45/share and an expiration date of two years.

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

(B) JULY 22, 2009

*    57,143 units for $20,000 ($0.35/share)

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


(C) JULY 28, 2009

*    250,000 units for $75,000 ($0.30/unit),
* Each unit consisted of one share of stock (250,000) and one warrant (250,000 Series "A"),
* Series "A" warrants have an exercise price of $0.40/share and an expiration date of two years.

(D) NOVEMBER 23, 2009

*    111,111 units for $100,000 ($0.90/unit),
* Each unit consisted of two shares of stock (222,000) and one warrant (111,000 Series "A"),
* Series "A" warrants have an exercise price of $0.60/share and an expiration date of two years.

(E) DURING 2009, THE COMPANY HAD THE FOLLOWING WARRANT EXERCISES:

*    July 10, 2009 - 50,000 shares at $0.20/share for $10,000.
*    November 12, 2009 - 250,000 shares at $0.20/share for $50,000.
*    December 28, 2009 - 593,663 shares at $0.20/share for $118,732

The following is a summary of the Company's warrants that are outstanding and exercisable at March 31, 2010, December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Warrants        Price         Years         Value
                                                 --------        -----         -----         -----
Balance - December 31, 2008                      4,986,750        0.23          0.54
Granted                                            375,396        0.46
Exercised                                       (3,462,897)         --
Forfeited/Cancelled                               (893,663)         --
                                               -----------       -----
Balance - December 31, 2008 - outstanding        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Balance - December 31, 2008 - exercisable        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Granted                                                 --          --
Exercised                                               --          --
Forfeited/Cancelled                                     --          --
                                               -----------       -----
Balance - March 31, 2010 - outstanding           1,005,586        0.40          0.93         $   --
                                               ===========       =====         =====
Balance - March 31, 2010  - exercisable          1,005,586        0.40          0.93         $   --
                                               ===========       =====         =====

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


II. STOCK OPTIONS

(A) STOCK OPTION GRANT IN 2008

On December 20, 2008, the Company granted 100,000 stock options having a fair value of $14,363 for services rendered.

(B) STOCK OPTION GRANT AND EXERCISE IN 2009

On September 25, 2009, the Company granted 350,000 stock options having a fair value of $36,519 for services rendered.

On September 25, 2009, the Company issued 192,857 shares of common stock in connection with a cashless exercise provision related to all 450,000 stock options previously granted.

(C) STOCK OPTION GRANT IN 2010

During the three months ended March 31, 2010, the Company granted 3,886,938 stock options, having a grant date fair value of $1,604,607, and recognized $115,481 of expense associated with these share based payments as follows:

On January 1, 2010, the Company granted 800,000 stock options having a grant date fair value of $328,521, which vest evenly over a thirty six month period, for services rendered.

On January 9, 2010, the Company granted 1,886,938 stock options having a grant date fair value of $783,702, which vest evenly over a thirty six month period, for services rendered.

On February 1, 2010, the Company granted 200,000 stock options having a grant date fair value of $82,069, which vest over a two year period, quarterly, at 50,000 shares beginning August 1, 2010 through February 1, 2012, for services rendered.

On February 15, 2010, the Company granted 1,000,000 stock options having a grant date fair value of $410,315, which vest evenly over a thirty six month period, for services rendered.

The Company determined the fair value of its share based payments based upon the following assumptions:

                                        2010          2009           2008
                                        ----          ----           ----
     Expected term                        5 years       2 years         2 years
     Expected volatility                150%          100%            100%
     Expected dividends                   0%            0%              0%
     Risk free interest rate      2.35-2.69%         0.30%           0.30%
     Expected forfeitures                 0%            0%              0%

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


The following is a summary of the Company's options that are outstanding and exercisable at March 31, 2010, December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Options         Price         Years         Value
                                                 -------         -----         -----         -----
Balance - December 31, 2008
Granted                                           100,000         0.20
Exercised                                         350,000         0.20
Forfeited/Cancelled                              (450,000)        0.20
                                               ----------        -----
Balance - December 31, 2009 - outstanding              --           --              --       $  --
                                               ==========        =====      ==========
Balance - December 31, 2009 - exercisable              --           --              --       $  --
                                               ==========        =====      ==========
Granted                                         3,886,938         0.40
Exercised                                              --           --
Forfeited/Cancelled                                    --           --
                                               ----------        -----
Balance - March 31, 2010 - outstanding          3,886,938         0.40      4.80 years       $  --
                                               ==========        =====      ==========
Balance - March 31, 2010 - exercisable            279,467         0.39      4.79 years       $  --
                                               ==========        =====      ==========

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A) LITIGATIONS, CLAIMS AND ASSESSMENTS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(B) EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

In 2010, the Company entered into agreements with individuals who will serve as officers and directors. The terms of these agreements are as follows:

     1.   Chief Executive Officer (January 1, 2010)
          a.   Monthly fee of $6,000.
          b. 800,000 stock options having a grant date fair value of $328,521, which vest evenly over a thirty six month period.

     2.   Chairman (January 9, 2010)
          a. Entitled to receive monthly cash payment based upon Company's on hand cash resources. Currently, the Company does not have sufficient resources to meet the agreed upon amounts.
          b. 1,886,938 stock options having a grant date fair value of $783,702, which vest evenly over a thirty six month period.

     3.   Consultant (February 1, 2010)

          a.   Annual salary - $50,000
          b. 200,000 stock options having a grant date fair value of $82,069, which vest over a two year period, quarterly, at 50,000 shares beginning August 1, 2010 through February 1, 2012.

     4.   Chief Financial Officer (February 15, 2010)
          a. 1,000,000 stock options having a grant date fair value of $410,315, which vest evenly over a thirty six month period.

     5.   Investor Relations & Public Relations (March 15, 2010)
          a. Monthly retainer of $8,000. Under the agreement until the company has raised capital in the amount of at least $3,000,000, the company shall pay $2,500 per month, whereas the remaining $5,500 per month shall be deferred until the Investment Threshold is reached.

NOTE 7 SUBSEQUENT EVENTS

On April 30, 2010, the Company granted 200,000 warrants to acquire intellectual property from two individuals. These warrants have an exercise price of $1.00, and expire in 2 years. The fair of these warrants is $52,960. The warrants vest immediately.

The Company determined the fair value of these share based payments based upon the following assumptions:

     Expected term                      2 years
     Expected volatility              150%
     Expected dividends                 0%
     Risk free interest rate         0.97%
     Expected forfeitures               0%

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

Our technology and intellectual property is currently secured by one issued U.S patent application, two US provisional applications and one US utility patent application which we filed with the US Patent and Trademark Office.

During the fiscal period ending March 31, 2010 we expanded our IP portfolio by licensing additional patents and we have began negotiating with various institutions to secure new technology licensing. We believe that our diversification into a broader nitric oxide based IP will provide us with a strong foundation to develop new global business opportunities. We have increased the scope and depth of our board of directors by appointing Mr. Amir Avniel as our Chairman of the Board and grown our business team by hiring a business development manager.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, we incurred operating expenses of $207,630, an increase of $166,014 or approximately 25% from the three month ended March 31, 2010. Operating expenses increased during the three month ended March 31, 2010 from the comparative period due to issuing options of the consultant. Other significant elements include:

     * research and development costs of $39,278, which increased from $19,167 during the same period in the prior year, an increase of approximately 105%, due to prepaid expenses and accrued liabilities for research and development;
     * general and administrative fees of $168,352, which is an increase from $22,449 during the same period in the prior year, an increase of approximately 650%, due to increase in consulting, professional fess related to accounting and legal services, increase in travel and other related expenses;

NET LOSS

We incurred a net loss of $207,630 for the three months ended March 31, 2010, compared to a net loss of $41,616 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2010, we had cash of $151,526, representing a net increase in cash of $82,551 since December 31, 2009.

There was no cash generated by financing activities during the three months ended March 31, 2010. Cash used in operating activities amounted to $82,551 represented by a loss of $207,630 plus an increase in prepaid expenses from the previous balance sheet of $4,000, common stock based compensation of $115,481 , depreciation and amortizing of $142, offset by accounts payable of $420 and accrued liabilities of $14,917 .

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the fourth quarter of 2010, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

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

Not applicable.

ITEM 4/4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2010, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

Because of the material weaknesses described below, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2010, our internal control over financial reporting was not effective based on the criteria in Internal Control -- Integrated Framework issued by the COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, we identified that our material weaknesses derived from the small size of our Company. That small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process, which and creates difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                               Description
------                               -----------

10.1 Assignment of Patent Agreement dated April 30, 2010 between Enox Biopharma, Inc and Dr. Jon Lundberg, Dr. Eddie Weitzberg and Nitricare, HB (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2010

31.1      Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

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

Enox Biopharma, Inc.

By: /s/ Prof. Yossef Av-Gay
   --------------------------------------------
   Prof. Yossef Av-Gay, Chief Executive Officer
   (Principal Executive Officer)
   Dated: May 17, 2010


By: /s/ Itamar David
   --------------------------------------------
   Mr. Itamar David, Chief Financial Officer
   (Principal Financial and Accounting Officer)
   Dated: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Prof. Yossef Av-Gay
   --------------------------------------------
   Prof. Yossef Av-Gay, Chief Executive Officer
   (Principal Executive Officer)
   Dated: May 17, 2010


By: /s/ Itamar David
   --------------------------------------------
   Mr. Itamar David, Chief Financial Officer
   (Principal Financial and Accounting Officer)
   Dated: May 17, 2010


By: /s/ Amir Avniel
   --------------------------------------------
   Mr. Amir Avniel, Chairman of the Board of
   Directors
   Dated: May 17, 2010