Form 10-Q
period 2010-06-30
Enox Biopharma Inc
filed 2010-08-16
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended June 30, 2010

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

The issuer has 13,197,920 shares of common stock outstanding as of August 16, 2010.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                  JUNE 30, 2010

                                                                            Page
                                                                            ----

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009         3

Statements of Operations for the Three and Six Months Ended
June 30, 2010 and 2009, and from June 28, 2007 (inception) to
June 30, 2010 (Unaudited)                                                    4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009,
and from June 28, 2007 (inception) to June 30, 2010 (Unaudited)              5

Notes to the Financial Statements (Unaudited)                                6

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         June 30, 2010        December 31, 2009
                                                                         -------------        -----------------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $   148,878           $   234,076
  Prepaid expenses                                                              9,333                16,333
                                                                          -----------           -----------
TOTAL CURRENT ASSETS                                                          158,211               250,409

EQUIPMENT - NET                                                                17,150                 1,144
                                                                          -----------           -----------

TOTAL ASSETS                                                              $   175,361           $   251,553
                                                                          ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                        $       149           $     1,400
  Accrued liabilities                                                          80,930                    --
  Loan payable - related party                                                100,000                    --
  Derivative liability - warrants                                              14,894                    --
                                                                          -----------           -----------
TOTAL CURRENT LIABILITIES                                                     195,973                 1,400
                                                                          -----------           -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, ($0.0001 par value, 50,000,000 shares authorized,
   no shares outstanding)                                                          --                    --
  Common stock, ($0.0001 par value, 100,000,000 shares authorized,
   12,829,587 and 12,829,587 issued and outstanding)                            1,285                 1,283
  Additional paid in capital                                                1,190,215               844,898
  Deficit accumulated during the development stage                         (1,212,112)             (596,028)
                                                                          -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                    (20,612)              250,153
                                                                          -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   175,361           $   251,553
                                                                          ===========           ===========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                June 28, 2007
                                                                                                               (Inception) to
                                                  Three months Ended June 30,     Six months Ended June 30,       June 30,
                                                    2010             2009           2010            2009            2010
                                                 -----------      -----------    -----------     -----------     -----------
OPERATING EXPENSES:
  General and administrative                     $   295,130      $    16,873    $   463,516     $    39,322     $   668,171
  Research and development                            98,396           41,462        137,673          60,629         529,047
                                                 -----------      -----------    -----------     -----------     -----------
TOTAL OPERATING EXPENSES                             393,526           58,335        601,189          99,951       1,197,218
                                                 -----------      -----------    -----------     -----------     -----------

LOSS FROM OPERATIONS                                (393,526)         (58,335)      (601,189)        (99,951)     (1,197,218)
                                                 ===========      ===========    ===========     ===========     ===========
OTHER INCOME (EXPENSE)
  Derivative expense                                 (15,141)              --        (15,141)             --         (15,141)
  Change on fair value of derivative liability           247               --            247              --             247
                                                 -----------      -----------    -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                         (14,894)              --        (14,894)             --         (14,894)
                                                 -----------      -----------    -----------     -----------     -----------

Net Loss                                         $  (408,420)     $   (58,335)   $  (616,083)    $   (99,951)    $(1,212,112)
                                                 ===========      ===========    ===========     ===========     ===========

Net loss per common share - basic and diluted    $     (0.03)     $     (0.01)   $     (0.05)    $     (0.01)    $     (0.11)
                                                 ===========      ===========    ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING DURING THE PERIOD - BASIC
 AND DILUTED                                      12,832,060       11,199,417     12,830,830      11,199,417      10,681,695
                                                 ===========      ===========    ===========     ===========     ===========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   June 28, 2007
                                                                                                   (Inception) to
                                                                Six Months Ended June 30,             June 30,
                                                              2010                   2009               2010
                                                          ------------           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (616,083)          $    (99,951)      $ (1,212,112)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                  284                    544              2,980
     Share based payments                                      295,319                     --            346,884
     Derivative expense                                         15,141                     --             15,141
     Change in fair value of derivative liabilities               (247)                    --               (247)
  Changes in operating assets and liabilities:
     Accounts payable                                           (1,250)                    --                150
     Accrued liabilities                                        80,929                 (2,358)            80,929
     Prepaid expenses                                            7,000                 10,110             (9,333)
                                                          ------------           ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES               (218,907)               (91,655)          (775,608)
                                                          ------------           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                        (16,290)                    --            (20,127)
                                                          ------------           ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                (16,290)                    --            (20,127)
                                                          ------------           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party                   100,000                     --            100,000
  Proceeds from issuance of common stock and warrants           50,000                     --            665,883
  Proceeds from exercise of warrants                                --                     --            178,732
                                                          ------------           ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            150,000                     --            944,615
                                                          ------------           ------------       ------------

NET INCREASE (DECREASE) IN CASH                                (85,197)               (91,655)           148,878

CASH - BEGINNING OF PERIOD                                     234,076                103,730                 --
                                                          ------------           ------------       ------------

CASH - END OF PERIOD                                      $    148,878           $     12,075       $    148,878
                                                          ============           ============       ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid during the period for:
  Income taxes                                            $         --           $         --       $         --
                                                          ============           ============       ============
  Interest                                                $         --           $         --       $         --
                                                          ============           ============       ============


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


NOTE 1 NATURE OF OPERATIONS

Enox Biopharma, Inc. (the "Company" or "Enox") was organized and incorporated under the laws of the State of Nevada on June 28, 2007. The Company is focusing on the development and commercialization of advanced Nitric Oxide technologies for a variety of medical uses. Enox's patented platform technology can be utilized across a wide spectrum of applications ranging from the treatment of upper respiratory tract infections, prevention of hospital acquired infections, innovative solutions to assist in the prevention of the common cold and to protect people from a diverse array of life threatening and drug resistant infections. The Company has not yet received required approvals to commercially sell any of its products that are in development.

NOTE 2 BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options and warrants granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At June 30, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $14,894 and $0, respectively.

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

The Company had the following potential common stock equivalents at June 30, 2010 and December 31, 2009:

                                           June 30, 2010       December 31, 2009
                                           -------------       -----------------

     Warrants                                1,218,086             1,005,586
     Options                                   546,616                    --
                                            ----------            ----------

     Total common stock equivalents          1,764,702             1,005,586
                                            ==========            ==========

Since the Company reflected a net loss in for the period ended June 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


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

In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition -- Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, "Milestone Method of Revenue Recognition." ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its results of operations or financial condition.

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $616,083 and net cash used in operations of $218,907 for the six months ended June 30, 2010. The Company also has a working capital deficit of 37,762 and a stockholders' deficit of $20,612. The Company is in the development stage and has not generated any revenues.

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


NOTE 5 LOANS PAYABLE RELATED PARTY

In 2007, the Company's Chief Executive Officer advanced $100. The advance was non-interest bearing, unsecured and due on demand. The $100 was repaid in 2008.

In May 2010, the Company executed a loan with its Chief Executive Officer for $100,000. The loan bears interest at 12%, is unsecured and due May 15, 2011.

NOTE 6 DERIVATIVE LIABILITY

On June 23, 2010, the Company issued 12,500 Series "A" warrants to an investor, as more fully discussed in Note 7.

In connection with ASC 815, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," the Company determined that the warrants (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company's own stock and, therefore, is an embedded derivative liability (the "Embedded Derivative"), which requires bifurcation and to be separately accounted for.

The Company measured the fair value of the derivative liabilities using a Black-Scholes valuation model.

The fair value of the derivative liabilities are summarized as follow:

     Fair value at the commitment date for the warrants:       $ 15,141
     Mark to market adjustments at June 30, 2010:                  (247)
                                                               --------

     Derivative liability balance at June 30, 2010             $ 14,894
                                                               ========

The Company recorded a derivative expense at the commitment date of $15,141.

The fair value of the derivative liabilities at issuance was based upon the following management assumptions:

     Exercise price                                $4.00
     Expected dividends                                0%
     Expected volatility                             150%
     Expected term: warrants                      2 years
     Risk free interest rate                        0.74%

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


MARK TO MARKET

At June 30, 2010, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $247. The following management assumptions were considered:

     Exercise price                                 $4.00
     Expected dividends                                 0%
     Expected volatility                              150%
     Expected term: warrants                      2 years
     Risk free interest rate                         0.61%

NOTE 7 STOCKHOLDERS' EQUITY

I. FOUNDER SHARES, COMMON STOCK AND WARRANTS

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


(E) DURING 2009, THE COMPANY HAD THE FOLLOWING WARRANT EXERCISES:

*    July 10, 2009 - 50,000 shares at $0.20/share for $10,000.
*    November 12, 2009 - 250,000 shares at $0.20/share for $50,000.
*    December 28, 2009 - 593,663 shares at $0.20/share for $118,732

SIX MONTHS ENDED JUNE 30, 2010

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

During 2010, The Company had the following private placement:

JUNE 23, 2010

*    25,000 units for $50,000 (2.00/unit),
* Each unit consisted of one share of stock (25,000) and 1/2 warrant (12,500 Series "A"), and
* Series "A" warrants have an exercise price of $4.00/share and an expiration date of two years.

See Note 6 as it pertains to derivative liabilities being recorded for these warrants.

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


The following is a summary of the Company's warrants that are outstanding and exercisable at June 30, 2010, December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Warrants        Price         Years         Value
                                                 --------        -----         -----         -----
Balance - December 31, 2008                      4,936,750        0.23          0.54
Granted                                            375,396        0.46
Forfeited/Cancelled                             (3,412,897)       0.22
Exercised                                         (893,663)       0.20
                                               -----------       -----
Balance - December 31, 2009 - outstanding        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Balance - December 31, 2009 - exercisable        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Granted                                            212,500        1.18
Exercised                                               --          --
Forfeited/Cancelled                                     --          --
                                               -----------       -----
Balance - June 30, 2010 - outstanding            1,218,086        0.54          0.88         $   --
                                               ===========       =====         =====
Balance - June 30, 2010  - exercisable           1,218,086        0.54          0.88         $   --
                                               ===========       =====         =====

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

(C) STOCK OPTION GRANT IN 2010

During the six months ended June 30, 2010, the Company granted 3,886,938 stock options, having a grant date fair value of $1,604,607, and recognized $242,359 of expense associated with these share based payments as follows:

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


On January 1, 2010, the Company granted 800,000 stock options having a grant date fair value of $328,521, which vest evenly over a thirty six month period, for services rendered.

On January 9, 2010, the Company granted 1,886,938 stock options having a grant date fair value of $783,702, which vest evenly over a thirty six month period, for services rendered.

On February 1, 2010, the Company granted 200,000 stock options having a grant date fair value of $82,069, which vest over a two year period, quarterly, at 50,000 shares beginning August 1, 2010 through February 1, 2012, for services rendered. These options are considered outstanding, but not exercisable.

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


The following is a summary of the Company's options that are outstanding and exercisable at June 30, 2010, December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Options         Price         Years         Value
                                                 -------         -----         -----         -----
Balance - December 31, 2008                       100,000         0.20
Granted                                           350,000         0.20
Exercised                                        (450,000)        0.20
Forfeited/Cancelled                                    --           --
                                               ----------        -----
Balance - December 31, 2009 - outstanding              --           --              --       $  --
                                               ==========        =====      ==========
Balance - December 31, 2009 - exercisable              --           --              --       $  --
                                               ==========        =====      ==========
Granted                                         3,886,938         0.40
Exercised                                              --           --
Forfeited/Cancelled                                    --           --
                                               ----------        -----
Balance - June 30, 2010 - outstanding           3,886,938         0.40      4.55 years       $  --
                                               ==========        =====      ==========
Balance - June 30, 2010 - exercisable             546,616         0.40      4.55 years       $  --
                                               ==========        =====      ==========

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

                              Enox Biopharma, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                   (Unaudited)


     2.   Chairman (January 9, 2010)
          a. Entitled to receive monthly cash payment based upon Company's on hand cash resources. Currently, the Company does not have sufficient resources to meet the agreed upon amounts.
          b. 1,886,938 stock options having a grant date fair value of $783,702, which vest evenly over a thirty six month period.

     3.   Consultant (February 1, 2010)
          a.   Annual salary - $50,000
          b. 200,000 stock options having a grant date fair value of $82,069, which vest over a two year period, quarterly, at 50,000 shares beginning August 1, 2010 through February 1, 2012. This agreement was terminated in July 2010.

     4.   Chief Financial Officer (February 15, 2010)
          a. 1,000,000 stock options having a grant date fair value of $410,315, which vest evenly over a thirty six month period.

     5.   Investor Relations & Public Relations (March 15, 2010)
          a. Monthly retainer of $8,000. Under the agreement until the company has raised capital in the amount of at least $3,000,000, the company shall pay $2,500 per month, whereas the remaining $5,500 per month shall be deferred until the Investment Threshold is reached. This agreement was terminated in May 2010.

NOTE 9 SUBSEQUENT EVENTS

(A) WARRANT EXERCISE

On July 13, 2010, the Company issued 183,333 shares of common stock in connection with warrants that had been exercised. The exercise of warrants resulted in the Company receiving $82,500 ($0.45/share).

On July 15, 2010, the Company issued 160,000 shares of common stock in connection with warrants that had been exercised. The exercise of warrants resulted in the Company receiving $64,000 ($0.40/share).

(B) PRIVATE PLACEMENT - AUGUST 12, 2010

* 75,000 units for $150,000 (2.00/unit), of the total, 25,000 units each were sold to the Chairman of the Board and Chief Financial Officer,
* Each unit consisted of one share of stock (75,000) and 1/2 warrant (37,500 Series "A"), and
* Series "A" warrants hpave an exercise price of $4.00/share and an expiration date of two years.

See Note 6 as it pertains to derivative liabilities being recorded for these similiar type warrants.

(C) OPTION GRANT

On August 1, 2010, the Company granted 10,000 stock options to a member of the advisory board. The options have an exercise price of $1.00/share. The options vest over a three year period as follows: 1/3 each at the end of the month 12, 24, and 36.

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

During the fiscal period ending June 30, 2010 we expanded our IP portfolio by purchasing a worldwide patent application from Nitricare. The patent is issued in China and South Africa and is under review in other countries. We further strengthened our IP by submitting two new patents covering methods of manufacturing and of use and entering a national phase for our first patent application. We have manufactured our first patented charging devise which is currently under field testings. We have secured diversification into a broader nitric oxide based IP by signing a memorandum of agreement with the University of British Columbia. Collectively our efforts will provide us with a strong foundation to further develop our global business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009 AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

During the three months ended June 30, 2010, we incurred operating expenses of $408,420, an increase of $350,085 or approximately 600% from the three month ended June 30, 2009. Operating expenses increased during the three month ended June 30, 2010 from the comparative period due to issuing options of the consultant.

Other significant elements include:

     * research and development costs of $98,396, which increased from $41,462 during the same period in the prior year, an increase of approximately 137%, due to prepaid expenses and accrued liabilities for research and development;
     * general and administrative fees of $295,130, which is an increase from $16,873 during the same period in the prior year, an increase of approximately 1,650%, due to increase in consulting, professional fess related to accounting and legal services, increase in travel and other related expenses;

During the six months ended June 30, 2010, we incurred operating expenses of $616,083, an increase of $516,132 from the six month ended June 30, 2009. Operating expenses increased during the six month ended June 30, 2010 from the comparative period due primarily to an increase of legal, professional and consulting fees. Consulting fees increased $275,777 because of options being vested for consulting services. These services included consulting for the Company by the President and Director of the Company, a Director of the Company, and the CFO of the company. An increase of $78,812 in legal fees was the result of the acquisition of international patents and for the procurement of investments. Other consulting costs of $31,043 were incurred for a business plan and patents.

Other significant issues were:

     * Research and Development expenses increased by $77,045, travel costs increased $40,011. These expenses were incurred during the process of seeking capital and for the procurement of patents. Other noteworthy increases were in Investor Relations, having an increase of $20,598 and a Derivative expense of $15,141.

NET LOSS

We incurred a net loss of $616,083 for the six months ended June 30, 2010, compared to a net loss of $99,951 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2010, we had cash of $148,878 representing a net decrease in cash of $85,196 since December 31, 2009.

There was $50,000 cash generated by financing activities during the six months ended June 30, 2010. In May, the Company accepted a loan in the amount of $100,000 from G.N.E. Biotechnologies which is due in full on or before May 15, 2011. Interest payments of 12%, or $1,000 are paid each month.

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

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4/4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2010, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

Because of the material weaknesses described below, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2010, our internal control over financial reporting was not effective based on the criteria in Internal Control -- Integrated Framework issued by the COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, we identified that our material weaknesses derived from the small size of our Company. That small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process, which and creates difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

31.1     Certification of Acting CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

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

                                Enox Biopharma, Inc.


                                By: /s/ Prof. Yossef Av-Gay
                                    --------------------------------------------
                                    Prof. Yossef Av-Gay, Acting Chief Executive
                                    Officer (Principal Executive Officer)
                                    Dated: August 16, 2010


                                By: /s/ Itamar David
                                    --------------------------------------------
                                    Mr. Itamar David, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Dated: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By: /s/ Prof. Yossef Av-Gay
                                    --------------------------------------------
                                    Prof. Yossef Av-Gay, Acting Chief Executive
                                    Officer (Principal Executive Officer)
                                    Dated: August 16, 2010


                                By: /s/ Itamar David
                                    --------------------------------------------
                                    Mr. Itamar David, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Dated: August 16, 2010


                                By: /s/ Amir Avniel
                                    --------------------------------------------
                                    Mr. Amir Avniel, Chairman of the Board of
                                    Directors
                                    Dated: August 16, 2010