Form 10-Q
period 2010-09-30
Enox Biopharma Inc
filed 2010-11-15
CIK 1424860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2010

                                       or

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

                             Tel: +1 (604) 637-9744
                             Fax: +1 (888) 224-7259
              (Registrant's telephone number, including area code)

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

The issuer has 13,272,920 shares of common stock outstanding as of November 15, 2010.

                              ENOX BIOPHARMA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

     Balance Sheets as of September 30, 2010 (Unaudited) and
     December 31, 2009                                                         3

     Statements of Operations for the Three and Nine Months Ended September
     30, 2010 and 2009, and from June 28, 2007 (Inception) through
     September 30, 2010 (Unaudited)                                            4

     Statements of Cash Flows for the Nine Months Ended September 30, 2010
     and 2009, and from June 28, 2007 (Inception) through
     September 30, 2010 (Unaudited)                                            5

     Notes to the Financial Statements (Unaudited)                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            17

ITEM 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            19

ITEM 4.  CONTROLS AND PROCEDURES                                              19

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          20

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                        20

ITEM 4.  REMOVED AND RESERVED                                                 20

ITEM 5.  OTHER INFORMATION                                                    20

ITEM 6.  EXHIBITS                                                             20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         September 30,          December 31,
                                                                             2010                   2009
                                                                         ------------           ------------
                                                                          (Unaudited)
                                        ASSETS

CURRENT ASSETS:
  Cash                                                                   $    408,124           $    234,076
  Prepaid expenses                                                                 --                 16,333
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                    408,124                250,409

EQUIPMENT - NET                                                                16,194                  1,144
                                                                         ------------           ------------

TOTAL ASSETS                                                             $    424,318           $    251,553
                                                                         ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                  $    180,755           $      1,400
  Loan payable - related party                                                100,000                     --
  Derivative liability - warrants                                              71,996                     --
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                               352,751                  1,400
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, ($0.0001 par value, 50,000,000 shares authorized,
   no shares outstanding)                                                          --                     --
  Common stock, ($0.0001 par value, 100,000,000 shares authorized,
   13,272,920 and 12,829,587 issued and outstanding)                            1,330                  1,283
  Additional paid in capital                                                1,667,700                844,898
  Deficit accumulated during the development stage                         (1,597,463)              (596,028)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                               71,567                250,153
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    424,318           $    251,553
                                                                         ============           ============


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                            June 28, 2007
                                                                                                             (Inception)
                                                    Three months Ended             Nine months Ended           through
                                                     September 30,                   September 30,           September 30,
                                                 2010            2009            2010            2009            2010
                                             -----------     -----------     -----------     -----------     -----------
OPERATING EXPENSES:
  General and administrative                 $   254,048     $    95,004     $   717,564     $   141,375     $   922,219
  Research and development                        74,202          30,500         211,875          78,537         603,251
                                             -----------     -----------     -----------     -----------     -----------
     TOTAL OPERATING EXPENSES                    328,251         125,504         929,440         219,912       1,525,469
                                             -----------     -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                            (328,251)       (125,504)       (929,440)       (219,912)     (1,525,469)
                                             -----------     -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE):
  Derivative expense                             (60,500)             --         (75,641)             --         (75,641)
  Change on fair value of derivative
   liabilities                                     3,398              --           3,645              --           3,645
                                             -----------     -----------     -----------     -----------     -----------
      TOTAL OTHER INCOME (EXPENSE)               (57,102)             --         (71,996)             --         (71,996)
                                             -----------     -----------     -----------     -----------     -----------

NET LOSS                                     $  (385,352)    $  (125,504)    $(1,001,435)    $  (219,912)    $(1,597,464)
                                             ===========     ===========     ===========     ===========     ===========

Net loss per common share -
 basic and diluted                           $     (0.03)    $     (0.01)    $     (0.08)    $     (0.02)    $     (0.15)
                                             ===========     ===========     ===========     ===========     ===========
Weighted average number of common
 shares outstanding during the period -
 basic and diluted                            13,185,275      11,491,963      12,950,277      11,298,004      10,849,684
                                             ===========     ===========     ===========     ===========     ===========


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        June 28, 2007
                                                                                                         (Inception)
                                                                    Nine months Ended                     through
                                                                      September 30,                     September 30,
                                                              2010                   2009                   2010
                                                          ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (1,001,435)          $   (219,912)          $ (1,597,464)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                1,240                    816                  3,936
     Share based payments                                      374,633                 67,500                426,198
     Derivative expense                                         75,641                     --                 75,641
     Change in fair value of derivative liabilities             (3,645)                    --                 (3,645)
     Issuance of warrants for intelectual property              52,960                     --                 52,960
  Changes in operating assets and liabilities:
     Accounts payable                                          179,356                 (6,819)               180,755
     Prepaid expenses                                           16,333                 16,351                     --
                                                          ------------           ------------           ------------
        NET CASH USED IN OPERATING ACTIVITIES                 (304,917)              (142,064)              (861,619)
                                                          ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of patent costs                                           --                (17,804)                    --
  Purchase of equipment                                        (16,290)                    --                (20,130)
                                                          ------------           ------------           ------------
        NET CASH USED IN INVESTING ACTIVITIES                  (16,290)               (17,804)               (20,130)
                                                          ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party                   100,000                     --                100,000
  Proceeds from issuance of common stock and warrants          248,755                110,000                864,673
  Proceeds from exercise of warrants                           146,500                     --                325,201
                                                          ------------           ------------           ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               495,255                110,000              1,289,874
                                                          ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                174,048                (49,868)               408,125

CASH - BEGINNING OF PERIOD                                     234,076                103,730                     --
                                                          ------------           ------------           ------------

CASH - END OF PERIOD                                      $    408,124           $     53,862           $    408,125
                                                          ============           ============           ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid during the period for:
  Income taxes                                            $         --           $         --           $         --
                                                          ============           ============           ============
  Interest                                                $      4,000           $         --           $         --
                                                          ============           ============           ============


                 See accompanying notes to financial statements

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

DERIVATIVE FINANCIAL INSTRUMENTS

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


such as warrants, are also valued using the Black-Scholes option-pricing model. At September 30, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $71,996 and $0, respectively.

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

The Company had the following potential common stock equivalents at September 30, 2010 and December 31, 2009:

                                       September 30, 2010      December 31, 2009
                                       ------------------      -----------------

Warrants                                    780,753                1,005,586
Options                                     854,416                       --
                                          ---------                ---------
Total common stock equivalents            1,635,169                1,005,586
                                          =========                =========

Since the Company reflected a net loss in for the periods ended September 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,001,435 and net cash used in operations of $304,917 for the nine months ended September 30, 2010. The Company is in the development stage and has not generated any revenues.

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

NOTE 5 LOANS PAYABLE RELATED PARTY

In May 2010, the Company executed a loan with its founder and president for $100,000. The loan bears interest at 12%, is unsecured and due May 15, 2011. The amount of principal and interest outstanding as of September 30, 2010 was $100,000.

NOTE 6 DERIVATIVE LIABILITY

On June 23, 2010 and August 12, 2010, the Company issued 12,500 and 50,000, respectively, of Series "A" warrants to investors, as more fully discussed in
Note 7.

In connection with ASC 815, "DETERMINING WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK," the Company determined that the warrants (ratchet down of exercise price based upon lower exercise price in

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


future offerings) are not indexed to the Company's own stock and, therefore, is an embedded derivative liability (the "Embedded Derivative"), which requires bifurcation and to be separately accounted for.

The Company measured the fair value of the derivative liabilities using a Black-Scholes valuation model.

The fair value of the derivative liabilities are summarized as follow:

                                                              August 12, 2010    June 23, 2010       Total
                                                              ---------------    -------------       -----
Fair value at the commitment date for the warrants:              $ 60,500           $ 15,141       $ 75,641
Mark to market adjustments during the nine months ended
 September 30, 2010:                                               (2,266)            (1,378)        (3,645)
                                                                 --------           --------       --------
Derivative liability balance at September 30, 2010               $ 58,234           $ 13,762       $ 71,996
                                                                 ========           ========       ========

The Company recorded a derivative expense at the commitment dates of August 12, 2010 and June 23, 2010 of $60,500 and $15,141, respectively.

The fair value of the derivative liabilities at issuance was based upon the following management assumptions:

        Exercise price                               $4.00
        Expected dividends                               0%
        Expected volatility                            150%
        Expected term: warrants                    2 years
        Risk free interest rate                0.55 - 0.74%


MARK TO MARKET

At September 30, 2010, the Company remeasured the derivative liabilities, and recorded fair value adjustments of $3,398 for the three months ended September 30, 2010. The following management assumptions were considered:

        Exercise price                               $4.00
        Expected dividends                               0%
        Expected volatility                            150%
        Expected term: warrants            1.7 - 1.9 years
        Risk free interest rate                       0.61%

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

* On July 13, 2010, 160,000 of the Series A warrants were exercised resulting in the Company receiving $64,000.

(B) JULY 20, 2008

*    183,000 units for $55,000 ($0.30/unit),

* Each unit consisted of one share of stock (183,333) and two warrants (183,333 Series "A") and (183,333 Series "B"),

* Series "A" warrants have an exercise price of $0.35/share and an expiration date of one year,

* Series "B" warrants have an exercise price of $0.45/share and an expiration date of two years.

* On July 13, 2010, the Series B warrants were exercised resulting in the Company receiving $82,500

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

(E) DURING 2009, THE COMPANY HAD THE FOLLOWING WARRANT EXERCISES:

*    July 10, 2009 - 50,000 shares at $0.20/share for $10,000.

*    November 12, 2009 - 250,000 shares at $0.20/share for $50,000.

*    December 28, 2009 - 593,663 shares at $0.20/share for $118,732

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


NINE MONTHS ENDED SEPTEMBER 30, 2010

On April 30, 2010, the Company granted 200,000 warrants to acquire intellectual property from two individuals. These warrants have an exercise price of $1.00, and expire in 2 years. The grant date fair value of these warrants was $52,960.

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

During 2010, The Company had the following private placements:

JUNE 23, 2010

*    25,000 units for $50,000 (2.00/unit),

* Each unit consisted of one share of stock (25,000) and1/2warrant (12,500 Series "A"), and

* Series "A" warrants have an exercise price of $4.00/share and an expiration date of two years.

AUGUST 12, 2010

*    100,000 units for $200,000 (2.00/unit),

* Each unit consisted of one share of stock (100,000) and1/2warrant (50,000 Series "A"), and

* Series "A" warrants have an exercise price of $4.00/share and an expiration date of two years.

See Note 6 for treatment of these warrants as derivative liabilities.

WARRANTS EXERCISED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010

On July 13, 2010, the Series B warrants to acquire 183,333 shares of common stock issued in July 2008 were exercised for net proceeds of $82,500.

On July 23, 2010, the Series A warrants to acquire 160,000 shares of common stock issued in July 2008 were exercised for net proceeds of $64,000.

The following is a summary of the Company's warrants that are outstanding and exercisable at September 30, 2010, December 31, 2009 and 2008:

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Warrants        Price         Years         Value
                                                 --------        -----         -----         -----
Balance - December 31, 2008                      4,936,750        0.23          0.54
Granted                                            375,396        0.46
Forfeited/Cancelled                             (3,412,897)       0.22
Exercised                                         (893,663)       0.20
                                               -----------       -----
Balance - December 31, 2009 - outstanding        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Balance - December 31, 2009 - exercisable        1,005,586        0.40          1.18         $   --
                                               ===========       =====         =====
Granted                                            262,500        1.71
Exercised                                         (343,333)       0.43
Forfeited/Cancelled                               (144,000)       0.40
                                               -----------
Balance - September 30, 2010 - outstanding         780,753        0.84          1.23         $   --
                                               ===========       =====         =====
Balance - September 30, 2010  - exercisable        780,753        0.84          1.23         $   --
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

(C) STOCK OPTION GRANT IN 2010

During the nine months ended September 30, 2010, the Company granted 3,896,938 stock options, having a grant date fair value of $1,619,667, and recognized $374,633 of expense associated with these share based payments as follows:

On January 1, 2010, the Company granted 800,000 stock options having a grant date fair value of $328,521, which vest evenly over a thirty six month period, for services rendered.

On January 9, 2010, the Company granted 1,886,938 stock options having a grant date fair value of $783,702, which vest evenly over a thirty six month period, for services rendered.

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

On August 1, 2010, the Company granted 10,000 stock options having a grant date fair value of $15,060, which vest evenly over a thirty six month period, for services rendered.

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

The following is a summary of the Company's options that are outstanding and exercisable at September 30, 2010, December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Options         Price         Years         Value
                                                 -------         -----         -----         -----
Balance - December 31, 2008                       100,000         0.20
Granted                                           350,000         0.20
Exercised                                        (450,000)        0.20
Forfeited/Cancelled                                    --           --
                                               ----------        -----
Balance - December 31, 2009 - outstanding              --           --               --          --
                                               ==========        =====       ==========       =====
Balance - December 31, 2009 - exercisable              --           --               --          --
                                               ==========        =====       ==========       =====
Granted                                         3,896,938         0.40
Exercised                                              --           --
Forfeited/Cancelled                                    --           --
                                               ----------        -----
Balance - September 30, 2010 - outstanding      3,896,938         0.40             4.30          --
                                               ==========        =====       ==========       =====
Balance - September 30, 2010 - exercisable        854,416         0.40             4.30          --
                                               ==========        =====       ==========       =====

                              Enox Biopharma, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)


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

(B) EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

In 2010, the Company entered into agreements with individuals who will serve as officers and directors. The terms of these agreements are as follows:

     1.   President (January 1, 2010)
          a.   Monthly fee of $6,000.
          b. 800,000 stock options having a grant date fair value of $328,521, which vest evenly over a thirty six month period.

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

During the fiscal period ending September 30, 2010 we further expanded our IP portfolio by strengthening our worldwide patent applications. In addition to patents issued in China and South Africa we pursued national phase with Enox's original patent. We have completed field tests for our manufacturing device which is now fully in operation and renewed our service agreement with the University of British Columbia enabling us to continue our research and development efforts. Collectively our efforts strengthened our position in global business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

During the three months ended September 30, 2010, we incurred operating expenses of $328,251, an increase of $202,747 or approximately 162% from the three months ended September 30, 2009. Operating expenses increased during the three month ended September 30, 2010 from the comparative period primarily due to the recognition of stock based compensation related to stock options issued during 2010.

Other significant elements include:

     * research and development costs of $74,202, which increased from $30,500 during the same period in the prior year, an increase of approximately 143%, due to payments on the purchase of intellectual property acquired in 2010;
     * general and administrative fees of $254,048, which is an increase from $159,044 during the same period in the prior year, an increase of approximately 167%, due to increase in consulting, professional fess related to accounting and legal services, increase in travel and other related expenses;

During the nine months ended September 30, 2010, we incurred operating expenses of $929,440, an increase of $709,528 from the nine months ended September 30, 2009. Operating expenses increased during the nine months ended September 30, 2010 primarily due to the vesting of stock options issued for consulting services. These services included consulting for the Company by the President and Director of the Company, a Director of the Company, and the CFO of the company. An increase of approximately $107,000 in legal fees was the result of the acquisition of international patents and for the procurement of investments. Other consulting costs of $35,308 were incurred for a business plan and patents.

Other significant issues were:

     * Research and Development expenses increased by $133,338 and travel costs increased by approximately $32,000. These expenses were incurred during the process of seeking capital and for the procurement of patents. Other noteworthy increases were in Investor Relations, having an increase of $20,598 and a Derivative expense of $60,516.

NET LOSS

We incurred a net loss of $1,001,435 for the nine months ended September 30, 2010, compared to a net loss of $219,912 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2010, we had cash of $408,124 representing a net increase in cash of $174,048 since December 31, 2009.

There was $248,755 cash generated from the sale of common stock and warrants and an additional $146,500 generated from the exercise of warrants during the nine months ended September 30, 2010. In May 2010, the Company accepted a loan in the amount of $100,000 from a stockholder which is due in full on or before May 15, 2011. Interest payments of 12%, or $1,000 are paid each month.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2010, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

Because of the material weaknesses described below, our management, under the supervision of and with the participation of our President and Chief Financial Officer, concluded that, as of September 30, 2010, our internal control over financial reporting was not effective based on the criteria in Internal Control -- Integrated Framework issued by the COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, we identified that our material weaknesses derived from the small size of our Company. That small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process, which and creates difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

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

                                Enox Biopharma, Inc.


                                By: /s/ Prof. Yossef Av-Gay
                                    --------------------------------------------
                                    Prof. Yossef  Av-Gay, President
                                    (Principal Executive Officer)
                                    Dated: November 15, 2010


                                By: /s/ Itamar David
                                    --------------------------------------------
                                    Mr. Itamar David, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                    Dated: November 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By: /s/ Prof. Yossef Av-Gay
                                    --------------------------------------------
                                    Prof. Yossef  Av-Gay, President
                                    (Principal Executive Officer)
                                    Dated: November 15, 2010


                                By: /s/ Itamar David
                                    --------------------------------------------
                                    Mr. Itamar David, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                    Dated: November 15, 2010


                                By: /s/ Amir Avniel
                                    --------------------------------------------
                                    Mr. Amir Avniel, Chairman of the Board of
                                    Directors
                                    Dated: November 15, 2010